Form 10-Q
period 2021-03-31
Leonardo DRS, Inc.
filed 2021-05-17
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 333-253583
Leonardo DRS, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-2632319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2345 Crystal Drive
Suite 1000
Arlington, Virginia 22202
(703) 416-8000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 17, 2021, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if future performance and outcomes are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•Disruptions or deteriorations in our relationship with the relevant agencies of the U.S. government, as well as any failure to pass routine audits or otherwise comply with governmental requirements including those related to security clearance or procurement rules, including the False Claims Act;
i

•Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly;
•Any failure to comply with the proxy agreement with the U.S. Department of Defense (the “DoD”);
•The coronavirus pandemic (“COVID-19”) and related impacts on our business, financial condition and results of operations;
•Our mix of fixed-price, cost-plus and time-and-material type contracts and any resulting impact on our cash flows due to cost overruns;
•Our dependence on U.S. government contracts, which often are only partially funded and are subject to immediate termination, and the concentration of our customer base in the U.S. defense industry;
•Our use of estimates in pricing and accounting for many of our programs that are inherently uncertain and which may not prove to be accurate;
•Our ability to realize the full value of our backlog;
•Our ability to predict future capital needs or to obtain additional financing if we need it;
•Our ability to compete efficiently, including due to U.S. government organizational conflict of interest rules which may limit new contract opportunities or require us to wind down existing contracts;
•Our relationships with other industry participants, including any contractual disputes or the inability of our key suppliers to timely deliver our components, parts or services;
•Any failure to meet our contractual obligations;
•Any security breach, including any cyber attack, cyber intrusion, insider threat, or other significant disruption of our IT networks and related systems as well as any act of terrorism or other threat to our physical security and personnel;
•Our ability to fully exploit or obtain patents or other intellectual property protections necessary to secure our proprietary technology, including our ability to avoid infringing upon the intellectual property of third parties or prevent third parties from infringing upon our own intellectual property;
•The conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate which may impact our reputation and ability to do business;
•Our compliance with environmental laws and regulations, and any environmental liabilities that may affect our reputation or financial position;
•The outcome of litigation, arbitration, investigations, claims, disputes, enforcement actions and other legal proceedings in which we are involved;
•Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act (“FCPA”), the Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and those that we are exposed to as a result of our international business;
•Our ability to obtain export licenses necessary to conduct certain operations abroad, including any attempts by Congress to prevent proposed sales to certain foreign governments;
•Our ability to attract and retain technical and other key personnel;
•The occurrence of prolonged work stoppages;
ii

•The unavailability or inadequacy of our insurance coverage, customer indemnifications or other liability protections to cover all of our significant risks or to pay for material losses we incur;
•Future changes in U.S. tax laws and regulations or interpretations thereof;
•Changes in estimates used in accounting for our pension plans, including in respect of the funding status thereof;
•Changes in future business or other market conditions that could cause business investments and/or recorded goodwill or other long-term assets to become impaired;
•Adverse consequences from any acquisitions such as operating difficulties, dilution and other harmful consequences or any modification, delay or prevention of any future acquisition or investment activity by the Committee on Foreign Investment in the United States (“CFIUS”);
•Natural disasters or other significant disruptions; or
•Any conflict of interest that may arise because Leonardo US Holding, Inc. (“US Holding”) our sole shareholder or Leonardo S.p.A., our ultimate parent, may have interests that are different from those of our other shareholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions.
You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this filing , and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our registration statement on Form S-1, as amended (Registration No. 333-253583), which was declared effective by the Securities and Exchange Commission (“SEC”) on March 23, 2021, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Revenues:
Products	$570	$503
Services	111	80
Total revenues	681	583
Cost of revenues:
Products	(460)	(418)
Services	(85)	(59)
Total cost of revenues	(545)	(477)
Gross profit	136	106
General and administrative expenses	(79)	(68)
Amortization of intangibles	(2)	(2)
Other operating expenses, net	(4)	(1)
Operating earnings	51	35
Interest expense	(9)	(15)
Other, net	(1)	(7)
Earnings before taxes	41	13
Income tax provision	12	3
Net earnings	$29	$10

Net earnings per share from common stock:
Basic and diluted earnings per share:	$0.20	$0.07

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net earnings	$29	$10
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	—	—
Net unrealized gain on hedging derivatives, net of income taxes	—	—
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(1)	(14)
Other comprehensive loss, net of income tax	(1)	(14)
Total comprehensive income (loss)	$28	$(4)

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30	$61
Accounts receivable, net	87	102
Contract assets	798	672
Inventories	262	247
Related party note receivable	—	115
Prepaid expenses	26	33
Other current assets	34	33
Total current assets	1,237	1,263
Noncurrent assets:
Property plant and equipment, net	357	355
Intangible assets, net	58	60
Goodwill	1,057	1,057
Deferred tax assets	75	87
Other noncurrent assets	130	134
Total noncurrent assets	1,677	1,693
Total assets	$2,914	$2,956
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$171	$53
Accounts payable	343	478
Contract liabilities	149	177
Other current liabilities	254	267
Total current liabilities	917	975
Noncurrent liabilities:
Long-term debt	373	374
Pension and other postretirement benefit plan liabilities	80	88
Other noncurrent liabilities	89	92
Total noncurrent liabilities	$542	554
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(3,108)	(3,137)
Accumulated other comprehensive loss	(71)	(70)
Total shareholder's equity	1,455	1,427
Total liabilities and shareholder's equity	$2,914	$2,956

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$29	$10
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14	13
Deferred income taxes	12	2
Other	4	3
Changes in assets and liabilities:
Accounts receivable	15	18
Contract assets	(126)	(36)
Inventories	(15)	(50)
Prepaid expenses	7	3
Other current assets	(2)	1
Other noncurrent assets	5	5
Defined benefit obligations	(8)	(1)
Other current liabilities	(16)	(42)
Other noncurrent liabilities	(5)	—
Accounts payable	(135)	(209)
Contract liabilities	(28)	(13)
Net cash used in operating activities	$(249)	$(296)
Investing activities
Capital expenditures	(13)	(13)
Repayments received (net of advances) on related party note receivable	115	96
Net cash provided by investing activities	$102	$83
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(8)	(27)
Repayment of related party debt	(250)	(230)
Borrowings from related parties	375	425
Other	(1)	4
Net cash provided by financing activities	$116	$172
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(31)	$(41)
Cash and cash equivalents at beginning of year	61	85
Cash and cash equivalents at end of period	$30	$44
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2019	1	4,333	(93)	(3,222)	1,019
Total comprehensive income (loss)	$—	$—	$(14)	$10	$(4)
Balance as of March 31, 2020	$1	$4,333	$(107)	$(3,212)	$1,015

Balance as of December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income (loss)	—	—	(1)	29	28
Balance as of March 31, 2021	1	4,633	(71)	(3,108)	1,455

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,” “the Parent”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its direct sole ownership of Leonardo US Holding, Inc. (“US Holding”). US Holding is the direct and sole shareholder of the Company.
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as soldier sensing, electronic warfare (“EW”), cyber security, network computing, communications, force protection and electrical power conversion and propulsion.
These capabilities directly align with our three reportable segments: Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 86% and 83% of our total revenues as an end-user for the periods ended March 31, 2021and March 31, 2020, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 14% and 17% of our total revenues for the periods ended March 31, 2021 and March 31, 2020. Our three reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensor Technologies (“AST”)
The AST segment provides electro-optical sensor technologies, laser systems, EW systems and intelligence and surveillance solutions to U.S. military and intelligence community customers. Major solutions include ground vehicle targeting and surveillance sensors, including electro-optical and advanced detection systems. Our soldier sensing applications include infrared imaging solutions and precision targeting systems. Our infrared focal plane array foundry produces small sized cryogenically cooled and uncooled infrared sensors. Beyond the capabilities noted above, AST also provides aircraft training instrumentation equipment and high-performance radio frequency receivers and transceivers for U.S. and international customers. Our quantum cascade laser technology has military and commercial medical applications.
Network Computing & Communication (“NC&C”)
The NC&C segment provides defense electronics solutions across all domains of warfare. Our technologies and products can be integrated into legacy and new military platforms, end-to-end network communication systems, satellite services and cyber solutions. We are a provider of ruggedized computing platforms. For the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution, radar and rugged naval control systems, which are present on all naval surface and subsurface combatant vessels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable.
Integrated Mission Systems (“IMS”)
The IMS segment provides critical force protection, vehicle integration, transportation and logistics and electrical conversion and ship propulsion systems to the U.S. military. Our force protection systems protect service members and military assets from evolving threats and include solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems on ground vehicles. We have military transportation and logistics offerings and ground vehicle integration capabilities to support U.S. forces in a wide range of

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
operational environments. For the U.S. Navy, we continue to provide and support multi-generational power conversion and propulsion systems for our nation’s shipbuilding programs.
Other
The Company separately presents the unallocable costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
See Note 15: Segment Information for further information regarding our business segments.
B.Basis of presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of DRS, its wholly owned subsidiaries and its controlling interests. Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated. For joint ventures in which the Company does not have a controlling interest, but exerts significant influence, the Company applies the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Interim Financial Statements. The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures included in financial statements prepared in accordance with U.S. GAAP to be condensed or omitted.
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2020 included in our registration statement on Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021.
C.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of reported amounts of goodwill, long-lived assets and intangible assets, valuation of pensions and other postretirement benefits, the valuation of deferred tax assets and liabilities and the valuation of unrecognized tax benefits. Actual results could differ from these estimates.
D.Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and the related amendments of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, which supersedes most previous U.S. GAAP revenue recognition guidance. As of the date of adoption, we elected the practical expedient for contract modifications, which allows us to assume that the terms of the contract that existed at the beginning of the earliest period presented have been in place since the inception of the contract on the basis that it is not practical to separately evaluate the effects of all prior contract modifications). Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, cost-to-cost method of accounting. On certain other contracts, primarily time and material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customer based on control transferred to the customer. See Note 2. Revenue from Contracts with Customers for additional information regarding revenue recognition.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
E.Cost of Revenues
Cost of revenues includes materials, labor and overhead costs incurred in the manufacturing, design, and provision of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies, outside processing and inbound freight costs. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation and amortization, occupancy costs, and purchasing, receiving and inspection costs.
F.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the periods ended March 31, 2021 and March 31, 2020 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheet as a component of other comprehensive earnings.
H.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits with banks or other short-term, highly liquid investments with original maturities of three months or less.
I.Accounts Receivable
Accounts receivable consist of amounts billed and currently due from customers. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. See Note 3: Accounts Receivable for additional information regarding accounts receivable.
J.Inventories
Inventories are recorded at the lower of cost (determined by either actual, weighted average or first-in, first-out methods) or net realizable value, and include direct production costs as well as indirect costs, such as factory overhead. The net realizable value is calculated as the expected sales price in the course of normal operations net of estimated costs to finish and sell the goods. See Note 4: Inventories for additional information regarding inventories.
K.Property, Plant and Equipment
Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is calculated on the straight-line method. The estimated useful lives of plant, machinery and equipment and building and building improvements generally range from 3 to 10 years and 15 to 40 years, respectively. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheet, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred and renewals and improvements are

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
capitalized. See Note 5: Property, Plant and Equipment for additional information regarding property, plant and equipment.
L.Goodwill
On January 1, 2018, we early adopted ASU 2017-04, Intangibles ‐ Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value and the carrying value of the reporting unit. Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both March 31, 2021 and December 31, 2020. The annual impairment test is conducted as of December 31. The Company did not identify any triggering events during the quarters ended March 31, 2021 or March 31, 2020. See Note 7: Goodwill for additional information regarding goodwill.
M.Long-Lived Assets and Acquired Identifiable Intangible Assets
Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer and program/contract-related assets. The values assigned to acquired identifiable intangible assets are determined as of the date of acquisition based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and revenues, all of which are discounted to present value.
The Company assesses the recoverability of the carrying value of its long-lived assets and intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company then evaluates the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon expectations of undiscounted net cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the estimated fair value and the carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell. See Note 5: Property, Plant and Equipment and Note 8: Intangible Assets for additional information regarding long-lived assets and intangible assets.
N.Derivative Financial Instruments
The Company does not use derivative financial instruments for trading purposes. All derivative instruments are carried on the Consolidated Balance Sheet as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives depends on the intended use of the derivative and its resultant designation. The Company had no significant derivative or hedging instruments for the periods presented.
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 11: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
P.Income Taxes
We and US Holding have entered into a Tax Allocation Agreement (“Tax Allocation Agreement”), dated as of November 16, 2020, with members of an affiliated group, as defined in Section 1504(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provides for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2020 and each subsequent year in which the parties are members of a group (whether federal or state). The agreement also provides for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the agreement, the parties have agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended December 31, 2008) as if the agreement was then in effect.
We calculate the provision for incomes taxes during interim periods by applying an estimate of our annual effective tax rate for the full year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items.)
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Income taxes as presented attribute deferred income taxes of US Holding to DRS in a manner that is systematic, rational and consistent with the asset and liability method and the governing Tax Allocation Agreement which allocates the tax liability amongst the entities, including DRS.
The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of DRS’ assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted.
In general, the taxable income of DRS is included in the consolidated U.S. federal and state tax returns of US Holding. Where applicable, US Holding’s current portion of U.S. federal income taxes payable were offset against DRS’ net operating loss carryforwards in the period the related tax expense was recorded. Consequently, our net operating loss carryforwards are deemed to have been settled with US Holding in each year in an amount commensurate with the carrying value of the tax effected net operating loss utilized.
If management determines that some portion or all of a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded as a component of the income tax provision to reduce the deferred tax asset to the amounts expected to be realized. In determining whether the Company’s deferred tax assets are realizable, management considers all evidence, both positive and negative, including the history of financial reporting earnings, existing taxable temporary differences and their projected reversals, as well as projected future income and tax planning strategies. We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
The Company assesses its tax positions for all periods open to examination by tax authorities based on the latest available information. Those positions are evaluated to determine whether they will more likely than not be sustained upon examination by the relevant taxing authorities. Liabilities for unrecognized tax benefits are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. These unrecognized tax benefits are recorded as a component of income tax expense. Interest and penalties related to unrecognized tax benefits are not material.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
See Note 9: Income Taxes for additional information regarding income taxes.
Q.Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards, only in periods in which such effect would have been dilutive for the period. In February 2021, the Company completed a forward stock split of 1,450,000 - for- 1 share of common stock. The consolidated financials statements have been adjusted to reflect the forward stock split for all periods presented. There were 100 shares and 145 million basic and diluted common shares outstanding before and after the forward stock split, respectively, for all periods presented.
R.Fair Value Measurements
Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant on the measurement date. We are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three hierarchical levels used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are directly or indirectly observable.
Level 3 — Significant inputs to the valuation model are unobservable.
In certain instances, fair value is determined through information obtained from third parties using the latest available market data. In obtaining such data from third parties, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value. The Company categorizes plan assets for disclosure purposes in accordance with this fair value hierarchy. Certain plan investments are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient and are therefore not categorized as Level 1, 2, or 3. NAV is defined as the total value of the fund divided by the number of the fund’s shares outstanding. See Note 12: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheet at carrying value, which other than the 7.5% Term loan due November 30, 2022, approximate fair value. See Note 11: Debt for further information regarding our debt.
T.Acquisitions, Investments and Variable Interest Entities
Acquisitions
Our consolidated financial statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires that any assets acquired and liabilities assumed be measured at their respective fair values on the acquisition date. The accounting for business combinations requires the Company to make significant judgments and estimates. Any excess of the fair value of consideration transferred over the assigned values of the net assets acquired is recognized as goodwill.
There were no significant acquisitions that were completed for any of the periods presented.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheet. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period.
The Company’s cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investment in VIEs for the periods presented.

Note 2. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
For fixed-price contracts, customers agree to pay a fixed amount, negotiated in advanced for a specified scope of work.
For cost-plus contracts typically we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness and cost-effectiveness. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.
T&M contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on T&M contracts include amounts for the cost of direct labor, indirect contract costs and profit.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Estimating the transaction price for an arrangement requires judgment and is based on expected results which are determined using the Company’s historical data. We estimate that the revenue that we expect to be entitled to receive from a customer to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.
Revenue from contracts with customers is recognized when the performance obligations are satisfied through the transfer of control over the good or service to the customer, which may occur either over time or at a point in time.
Revenues for the majority of our contracts are measured as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the "cost-to-cost method"). We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue	$(1)	$(3)
Total % of Revenue	0%	1%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability. The reductions to revenue for the period March 31, 2021 was attributed primarily to certain submarine electronic propulsion programs with in our IMS segment. The impact to revenue for the three months ended March 31, 2020 was driven by an international electronic warfare program within our AST segment.
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of title. In such cases, the production that is in progress and costs that will be recognized at a future point in time are reported within "inventories".
Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (e.g., certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.

(Dollars in millions)	March 31, 2021	December 31, 2020
Contract assets	$798	$672
Contract liabilities	149	177
Net contract assets	$649	$495
Revenue recognized in the periods ending March 31, 2021 and March 31, 2020 that was included in the contract liability balance at the beginning of each period was $69 million and $56 million, respectively.
The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments.
Contract assets related to amounts withheld by customers until contract completion are not considered a significant financing component of our contracts because the intent is to protect the customers from our failure to satisfactorily complete our performance obligations. Payments received from customers in advance of revenue recognition (contract liabilities) are not considered a significant financing component of our contracts because they are utilized to pay for contract costs within a one-year period or are requested by us to ensure the customers meet their payment obligations.
Value of Remaining Performance Obligations
The value of remaining performance obligations, which we also refer to as total backlog, includes the following components:
•Funded - Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded - Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.
The following table summarizes the value of our total backlog as of March 31, 2021, incorporating both funded and unfunded components:

Backlog:	March 31, 2021
(Dollars in millions)
Total Backlog	$3,326
We expect to recognize approximately 52% of our March 31, 2021 backlog as revenue over the next nine months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
AST: AST revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate AST revenue by geographical

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of AST revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue by Geographical Region
United States	$197	$160
International	21	19
Intersegment Sales	1	4
Total	$219	$183
Revenue by Customer Relationship
Prime contractor	$105	$85
Subcontractor	113	94
Intersegment Sales	1	4
Total	$219	$183
Revenue by Contract Type
Firm Fixed Price	$189	$155
Flexibly Priced(1)	29	24
Intersegment Sales	1	4
Total	$219	$183
________________
(1)Includes revenue derived from time-and-materials contracts.
NC&C: NC&C revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate NC&C revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of NC&C revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue by Geographical Region
United States	$249	$194
International	13	20
Intersegment Sales	2	3
Total	$264	$217
Revenue by Customer Relationship
Prime contractor	$172	$123
Subcontractor	90	91
Intersegment Sales	2	3
Total	$264	$217
Revenue by Contract Type
Firm Fixed Price	$238	$195
Flexibly Priced(1)	24	19
Intersegment Sales	2	3
Total	$264	$217
________________
(1)Includes revenue derived from time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate IMS revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue by Geographical Region
United States	$189	$185
International	12	5
Intersegment Sales	—	—
Total	$201	$190
Revenue by Customer Relationship
Prime contractor	$44	$65
Subcontractor	157	125
Intersegment Sales	—	—
Total	$201	$190
Revenue by Contract Type
Firm Fixed Price	$170	$161
Flexibly Priced(1)	31	29
Intersegment Sales	—	—
Total	$201	$190
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
Accounts receivable	$89	$104
Less allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$87	$102
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $19 million and $27 million at March 31, 2021 and December 31, 2020, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
Raw materials	$54	$52
Work in progress	206	193
Finished goods	2	2
Total	$262	$247
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
Land, buildings and improvements	$298	$294
Plant and machinery	186	186
Equipment and other	286	276
Total property, plant and equipment, at cost	770	756
Less accumulated depreciation	(413)	(401)
Total property, plant and equipment, net	$357	$355
Depreciation expense related to property, plant and equipment was $12 million and $11 million for the periods ended March 31, 2021 and March 31, 2020, respectively.
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2021	December 31, 2020
Salaries, wages and accrued bonuses	$46	$61
Fringe benefits	71	71
Litigation	10	10
Restructuring costs	1	—
Provision for contract losses	40	44
Operating lease liabilities	22	22
Other(1)	64	59
Total other current liabilities	$254	$267
Retirement benefits		$—
Operating lease liabilities	$76	$81
Other(2)	13	11
Total other noncurrent liabilities	$89	$92
________________
(1)Consists primarily of taxes payable, environmental remediation reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.
(2)Consists primarily of workers’ compensation liabilities and certain payroll taxes deferred under the CARES Act.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	AST	NC&C	IMS	Total
Balance as of December 31, 2020	$363	$275	$419	$1,057
Acquisitions				—
Balance as of March 31, 2021	363	275	419	1,057

Note 8. Intangible Assets
Other intangible assets mainly refer to the fair value of existing customer contractual relationships attributable to the acquired business and patents which are being amortized over their respective lives. The fair value of intangible assets typically is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from backlog and follow-on sales to the customer over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.
The following disclosure presents certain information regarding the Company's intangible assets as of March 31, 2021 and December 31, 2020. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	March 31, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(901)	$56	$957	$(899)	$58
Patents and licenses	7	(5)	2	7	(5)	2
Total intangible assets	$964	$(906)	$58	$964	$(904)	$60
Amortization expense related to intangible assets was $2 million for the periods ended March 31, 2021 and March 31, 2020.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 is as follows:

(Dollars in millions)	March 31, 2021	December 31, 2020
Deferred tax assets	$142	$153
Valuation allowance	13	11
Deferred tax assets	129	142
Deferred tax liabilities	54	55
Net deferred tax asset	$75	$87

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $14 million as March 31, 2021 and December 31, 2020 , that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
4.0% Term loan due December 31, 2021(1)	$—	$—
7.5% Term loan due November 30, 2022(1)	139	139
5.0% Daylight term loan due October 15, 2024(1)	98	98
Borrowings under revolving credit facility(1)	125	—
Finance lease and other	163	163
Short-term borrowings	19	27
Total debt principal	544	427
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	544	427
Less short-term borrowings and current portion of long-term debt	(171)	(53)
Total long-term debt	$373	$374
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2022. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at March 31, 2021 and December 31, 2020 was $139 million. The fair value of this term loan at March 31, 2021 and December 31, 2020 was $181 million and $182 million, respectively; however the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty. During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is the Company’s parent.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $98 million at March 31, 2021 and December 31, 2020 which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of March 31, 2021 and December 31, 2020, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of March 31, 2021 was $125 million and there was no balance on the Revolving Credit Facility as of December 31, 2020.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $60 million at March 31, 2021 and December 31, 2020, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At March 31, 2021 and December 31, 2020, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $31 million as of March 31, 2021 and December 31, 2020, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of March 31, 2021 and December 31, 2020, the Company recognized $19 million and $27 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
Note 11. Pension and Other Postretirement Benefits
Retirement Plan Summary Information
The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility requirements for participation in the plans vary, and benefits generally are based on the participant's compensation and years of service, as defined in the respective plan. The Company's funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the Tax Code and regulations thereunder. Plan assets are invested primarily in equities, bonds (both corporate and U.S. government), U.S. government-sponsored entity instruments, cash and cash equivalents and real estate.
The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's postretirement benefit plans. The Company's contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees' Beneficiary Association (“VEBA”) trust and, for non-funded plans, recovery of claims on a pay-as-you-go basis, subject to the Tax Code and regulations thereunder, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.
The Company also maintains certain non-contributory and unfunded supplemental retirement plans. Eligibility for participation in the supplemental retirement plans is limited, and benefits generally are based on the participant's compensation and/or years of service.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended March 31,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$1	$2	$—	$—	$—	$—
Expected return on plan assets	$(2)	$(1)	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$1	$1	$—	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$—	$—	$—	$—	$—	$—
Net periodic benefit cost	$—	$2	$—	$—	$—	$—

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.
A one percentage increase or decrease in healthcare trend rates in the table above would have an insignificant impact to our service and interest cost and the postretirement medical obligations.
Note 12. Share-based compensation plans
The Company does not have any share-based compensation plans. See Note 6: Other Liabilities, for information regarding cash compensation.
Note 13. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease and credit agreements.
Contingencies
From time to time we are subject to certain legal proceedings and claims in the ordinary course of business. These matters are subject to many uncertainties and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner adverse to us. Although the precise amount of liability that may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially adversely affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.
Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as “CERCLA” or the “Superfund law”) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, an entity which later became a

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
subsidiary of the Company received a Section 104(e) Request for Information (“RFI”) from the National Park Service (“NPS”), pursuant to CERCLA, regarding the presence of radioactive material at a site within a national park, which site was operated by an alleged predecessor to our subsidiary over 50 years ago. Following the subsidiary’s response to the RFI, the NPS directed it and another alleged former operator to perform an Engineering Evaluation and Cost Analysis (“EE/CA”) of a portion of the site. The Company’s subsidiary made a good faith offer to conduct an alternative EE/CA work plan, but the NPS rejected this offer and opted to perform the EE/CA itself. The NPS previously posted its intention to open a formal public comment period regarding the EE/CA at the end of 2019. To the Company’s knowledge, the EE/CA has not been released and a public comment period has yet to be opened.
Following completion of the EE/CA, the NPS may seek reimbursement for its investigative and remedial efforts to date, or direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA or may enter an alternative dispute resolution proceeding to attempt to resolve each party’s share. In addition, the NPS may seek to recover damages for loss of use of certain natural resources. The Company believes that it has legitimate defenses to its subsidiary’s potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter could change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties, whether the NPS seeks to recover additional damages, whether the NPS’s plans to investigate additional areas to identify a need for further remedial action for which the Company may be identified as a potentially responsible party and other actions by governmental agencies or private parties.
The Company has recorded its best estimate of damages and its share of remediation costs related to the site to reflect what we and our advisors reasonably believe we would be liable for based on the current information and circumstances of the claim, exclusive of other potential liabilities that may be asserted in the future.
In the performance of our contracts we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustment (“REAs”) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications, REAs and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
As a government contractor, with customers including the U.S. government as well as various state and local government entities, the Company may be subject to audits, investigations and claims with respect to its contract performance, pricing, costs, cost allocations and procurement practices. Additionally, amounts billed under such contracts, including direct and indirect costs, are subject to potential adjustments before final settlement.
Management believes that adequate provisions for such potential audits, investigations, claims and contract adjustments, if any, have been made in the financial statements.
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended March 31, 2021:

(Dollars in millions)
Balance at December 31, 2020	$17
Additional provision	5
Reversal and utilization	(3)
Balance at March 31, 2021	19
Note 14. Related Party Transactions
Under our current proxy agreement, DRS remains largely independent from the Parent. Additionally, the Company provides services related to the US interface for the Parent and its other affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $2 million and $8 million for the periods ended March 31, 2021 and March 31, 2020, respectively. The receivables related to these transactions with the Parent and its other affiliates of $5 million and $5 million, respectively, and payables of $9 million and $8 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of March 31, 2021 and December 31, 2020 the Company had advanced $—0 million and $115 million to US Holding, which is presented on the balance sheet as a related party note receivable.
During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is the Company’s parent.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. Refer to Note 1: Summary of Significant Accounting Policies for more information.
Note 15. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. Our Chief Executive Officer is our CODM and he uses a variety of measures to assess the performance of the Company as a whole, depending on the nature of the activity. The Company’s operating and reportable segments consist of AST, NC&C and IMS. All other operations, which consists primarily of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations.
We primarily use Adjusted EBITDA to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses, foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Certain information related to our segments for the periods ended March 31, 2021 and March 31, 2020 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of March 31, 2021 and March 31, 2020 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the periods ended March 31, 2021 and, March 31, 2020 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
AST	$219	$183
NC&C	264	217
IMS	201	190
Corporate & Eliminations	(3)	(7)
Total revenue	$681	$583

(Dollars in millions)	2021	2020
AST	$1	$4
NC&C	2	3
IMS	—	—
Total intersegment revenue	$3	$7
Depreciation by segment as of March 31, 2021 and March 31, 2020 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
AST	$5	$5
NC&C	3	3
IMS	4	3
Total depreciation	$12	$11
Total assets by segment as of March 31, 2021 and December 31, 2020 consist of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
AST	$908	$862
NC&C	719	691
IMS	1,015	963
Corporate & Eliminations	272	440
Total assets	$2,914	$2,956

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

(Dollars in millions)	March 31, 2021	March 31, 2020
Adjusted EBITDA
AST	$28	$17
NC&C	26	19
IMS	18	15
Corporate & Eliminations	(1)	(1)
Total Adjusted EBITDA	71	50
Amortization of intangibles	(2)	(2)
Depreciation	(12)	(11)
Restructuring costs	—	(2)
Interest expense	(9)	(15)
Transaction costs related to an anticipated offering of securities	(4)	—
Acquisition and divestiture related expenses
Foreign exchange	—	(5)
COVID-19 response costs	(3)	—
Non-service pension expense	—	(2)
Other one-time non-operational events		—
Income tax (provision) benefit	(12)	(3)
Net earnings (loss)	$29	$10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our registration statement on Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview and Considerations
General
We are a leading provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions is offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies and international military customers for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military within three segments, Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. Our revenue, earnings and cash flows are generated by a combination of developing, manufacturing and servicing advanced technology solutions that are designed to address mission critical challenges for the defense industry
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the Department of Defense (“DoD”). The DoD is our largest customer and for the three months ended March 31, 2021, accounted for approximately 86% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 44% and 29% respectively, which is consistent with historic trends.
Our operations and reporting are structured into the following three technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensor Technologies (“AST”): Our Advanced Sensor Technologies segment provides world-class electro-optical sensor technologies, laser systems, EW systems and intelligence and surveillance solutions to U.S. military and intelligence community customers. We are a leading provider of ground vehicle targeting and surveillance sensors, including electro-optical and advanced detection systems. We are also a leading provider of soldier sensor systems in high priority modernization areas such as infrared imaging and precision targeting systems. Our infrared focal plane array foundry is recognized as a leading provider of high performance and small sized cryogenically cooled and uncooled detector arrays. We are also a leading and world-recognized provider of aircraft training instrumentation equipment and high-performance radio frequency receivers and transceivers for U.S. and international customers. Our quantum cascade laser technology has promising military and commercial medical applications. Collectively, these sensor technologies provide our warfighters with a distinct battlefield advantage.
Network Computing & Communications (“NC&C”): Our Network Computing & Communications segment provides advanced defense electronics solutions across warfare domains. Our technologies and products are used on legacy and new military platforms, end-to-end network communication systems, network services and cyber solutions. We are a leading provider of ruggedized computing equipment, having provided advanced tactical computing units for ground combat vehicles and command post operations for more than two decades. We also provide the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution, radar and rugged naval control systems, which are present on naval surface and subsurface
F-26

combatant vessels. Across the full spectrum of our network computing capabilities, we have leadership positions at both the product and sub-systems levels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable. As a result of this capability, we are positioned as one of the leading providers of secured satellite communications to the U.S. military.
Integrated Mission Systems (“IMS”): Our Integrated Mission Systems segment provides critical force protection, vehicle integration, transportation and logistics and electrical conversion and ship propulsion systems to the U.S. military. Our force protection systems provide much needed protection for our service members and military assets from evolving threats and include advanced solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems on ground vehicles. We have military transportation and logistics offerings and ground vehicle integration capabilities to support U.S. forces in a wide range of operational environments. Additionally, we provide power conversion and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, building on our legacy of providing power components and systems for nearly all naval combat vessels for three decades, positioning us to continue as a leading provider of electrical ship propulsion systems and components for the U.S. Navy.
Focus on Customer and Execution
DRS and its employees focus on our end-customers – the men and women of the armed forces in the U.S. and its allies. We seek to provide high-quality equipment and services to support their mission success. We strive for excellence in everything we do, in every job in our Company, in order to satisfy our customers’ needs embedded in our contractual commitments. We seek to ensure that we learn from every lesson experienced in our Company and insist that these lessons affect all elements of our businesses. This approach permeates through the Company with a focus on continuous improvement at every level.
Part of this learning has resulted in institutionalizing our continuous improvement process through our Operational Excellence initiative called “Always Performing For Excellence,” or “APEX,” program. The APEX program’s goal is to strive for continuous improvement through unification of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
Continuous improvement, through the APEX program also allows us to improve our efficiency, which contributes to increased margins, helps us to remain competitive and allows us to make strategic investments, all while maintaining our focus on customer satisfaction. In these elements, our goals are aligned with those of our customers. We are humbled by the dedication and sacrifice that our ultimate customers have made to serve and we work to perform for them with excellence in everything we do.
Impacts of COVID-19 On Our Business
DRS remains committed to the safety, health, and well-being of our employees while ensuring the continuity of our operations. We do this by adhering to our three primary goals: keeping our employees and their families safe; mitigating risk associated with interruption of suppliers’ materials; and maintaining our commitment to our customers. We continue to protect our employees in the facilities by maintaining physical separation of the essential employees into smaller work zones and quarantining of a zone when there is a concern of potential exposure. Our health and safety protocols continue with intra-shift sanitization at each facility, providing PPE to employees, and ensuring employees stay home when not feeling well or when potentially exposed at work or home by providing a special company-paid health emergency leave. For non-essential workers we continue to fully support teleworking, and providing the same healthcare leave for their use when needed. With the release of the COVID-19 vaccine, we have created a vaccine incentive program for employees where they earn an incentive award when fully vaccinated and may elect to receive the award or donate the award to the American Red Cross.
We continue to review our mitigation efforts to respond to the changing COVID-19 environment, and are engaged in planning and adapting to a future workforce for when there is a return to normalcy. As reported for

2020, we incurred $12 million of expenditures to include paid leave, personal protective equipment and other cleaning measures, facility filtration systems and social and physical distancing efforts, including the use of zones and subzones for manufacturing facilities. From January 1, 2021 through March 31, 2021, we have incurred an additional $3 million of expenditures related to ensuring a safe work environment for our employees.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 86% of our consolidated revenue for the three months ended March 31, 2021 and 83% for the three months ended March 31, 2020. Of these sales directly to the U.S. government the Army and Navy are our largest customers. For the three month ended March 31, 2021 and 2020, U.S. government sales with the U.S. Army and U.S. Navy represented 44% , 29%, and 42%, and 35% of our total revenues respectively, which is consistent with prior full year results.
The first quarter of calendar year 2021 began with the Department of Defense operating with a full year authorization and appropriation for Fiscal Year 2021 (“FY21”). During the quarter, both Secretary of Defense Lloyd Austin and Deputy Secretary of Defense Kathleen Hicks were confirmed by the Senate. The Biden Administration’s national security team continues to take shape and assess programs and resources to ensure the Fiscal Year 2022, (“FY22”) budget aligns with the new Administration’s priorities. The President’s FY22 budget request was not released in February as is customary because of the change in Administration following the 2020 election. The Trump Administration in their FY21 submission had proposed an inflation adjusted increase for the DOD budget in FY22 yielding a $722B top-line; however, on April 9 the Biden Administration asked for a top-line budget of $715B, inclusive of Overseas Contingency Operations (“OCO”) funding. This budget request reflects a smaller decrease than was expected when adjusted for inflation.
Key Financial and Operating Measures
Overview
We measure our business using both key financial and operating data including key performance indicators (“KPIs”) and non-GAAP financial measures and use the following metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Revenue, (ii) Bookings, (iii) Backlog, (iv) Adjusted EBITDA, (v) Adjusted EBITDA Margin, (vi) Adjusted Earnings Per Share (“EPS”) and (vii) Free Cash Flow. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance. See “—Results from Operations” for further detail.
Financial and Operating Data

(Dollars in millions, except per share amounts)	March 31, 2021	March 31, 2020
Total revenues	$681	$583
Bookings	$715	$678
Backlog	$3,326	$2,945
Adjusted EBITDA(1)	71	50
Adjusted EBITDA Margin(1)	10%	9%
Adjusted EPS(1)(2)	$0.25	$0.07
Free Cash Flow(1)	$(262)	$(309)
________________
(1)Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS and Free Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.
(2)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.

Bookings - We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Backlog - We define Backlog to include the following components:
(1)Funded - Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
(2)Unfunded - Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the respective date presented:

Backlog:	March 31, 2021
(Dollars in millions)
Total Backlog	$3,326
Non-GAAP Financial Measures
We believe the non-GAAP financial measures presented in this Quarterly Report will help investors understand our financial condition and operating results and assess our future prospects. We believe these non-GAAP financial measures, each of which is discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our ongoing operating results. Further, when read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.
We recognize that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business.
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin - We define Adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses, foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of Adjusted EBITDA to net earnings (loss) is provided below:
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net earnings (loss)	$29	$10
Income tax provision (benefit)	12	3
Amortization of intangibles	2	2
Depreciation	12	11
Restructuring costs	—	2
Interest expense	9	15
Transaction costs related to an anticipated offering of securities	4	—
Foreign exchange	—	5
COVID-19 response costs	3	—
Non-service pension expense	—	2
Other one-time non-operational events	—	—
Adjusted EBITDA	$71	$50
Adjusted EPS – We calculate Adjusted EPS by excluding transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses and COVID-19 response costs from our net earnings (loss) to arrive at Adjusted EPS. We believe that Adjusted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business operations such as our capital structure, significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Adjusted EPS has limitations as an analytical tool and does not represent, and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted EPS to U.S. GAAP EPS is shown below:
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Net earnings (loss)	$29	$10
Transaction costs related to an anticipated offering of securities	4	—
COVID-19 response costs	3	—
Adjusted net earnings (loss)	$36	$10
Adjusted EPS (1)	$0.25	$0.07
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.

Free Cash Flow – We define free cash flow as the sum of the cash flows provided by operating activities and the cash flows provided by (used in) investment activities pertaining to capital expenditures and proceeds generated from the sale of capital assets.
We believe that free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital and pursue opportunities that may enhance shareholder value. We believe that while expenditures and dispositions of property plant and equipment will fluctuate period to period, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt service and other contractual obligations or payments. The reconciliation between free cash flow and net cash provided by operating activities (the most comparable U.S. GAAP measure) is shown below:
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(249)	$(296)
Capital expenditures	(13)	(13)
Proceeds from sales of assets	—	—
Free cash flow	$(262)	$(309)

Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities (for example, in response to the COVID-19 pandemic) could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, including as a result of legislative actions in response to the COVID-19 pandemic, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.
Operational Performance on Contracts
Revenue, earnings (margin) and the timing of our cash flows depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:
•the productivity and availability of labor;
•the allocation of indirect costs to labor and material costs incurred
•the complexity of the work to be performed;
•the cost and availability of materials and components; and
•schedule requirements.
If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect earnings and margin materially.
In particular, profitability can fluctuate predicated on the type of contract awarded. Typically fixed-price development programs on complex systems represent a higher risk profile to complete on-budget. To the extent our fixed-price development efforts create a larger portion of our revenue output, this may result in reduced operating margins given the higher risk profile. The following represents the impact that changing certain of our estimates, particularly those regarding our fixed-price development programs, would have had have on our revenues:
Impact of Change in Estimates on our Revenue Results

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue	$(1)	$(3)
Total % of Revenue	0%	1%
Additionally, the timing of our cash flows is impacted by the timing of achievement of billable milestones on contracts. Historically, this has resulted and could continue to result in fluctuations in working capital levels and quarterly free cash flow results. As a result of such quarterly fluctuations in free cash flow results, we believe that quarter-to-quarter comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indicators of future performance.
Regulations
Increased audit, review, investigation and general scrutiny by U.S. government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information as well as the increasingly complex requirements of the DoD and the United States intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 14% of our revenue for the three months ended March, 31, 2021 which is consistent with prior year trends. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three months ended March 31, 2021.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 84%, of our total revenues for the period the three months ended March 31, 2021. Our remaining revenue is generated from service related contracts. Additionally, 88% of our revenue is derived from firm-fixed priced contracts for the three months ended March 31, 2021. This is consistent for both contract types when compared to product sales of 86% and firm-fixed sales of 88% for the three months ended March 31, 2020.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2021l flexible priced contracts represented 12% of our total revenues.
Please refer to Note 1. Summary of Significant Accounting Policies and Note 2. Revenue from Contracts with Customers in the Notes to our Consolidated Financial Statements.
Cost of Revenues
Cost of revenues includes materials, labor and overhead costs incurred in the manufacturing, design, and provision of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies and outside processing and inbound freight. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation and amortization, occupancy costs, and purchasing, receiving, inspection costs and inbound freight costs.
General and Administrative Expenses
General and administrative expenses include general and administrative expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions.

Additionally, general and administrative expenses include internal research and development costs as well as expenditures related to bid and proposal efforts. We expect general and administrative expenses will be impacted by the costs associated with being a publicly-traded company.
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the three months ended March 31, 2021, as compared to three months ended March 31, 2020. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

			March 31, 2021 vs. March 31,2020
(Dollars in millions, except per share amounts)	March 31, 2021	March 31, 2020	$	%
Total revenues	$681	$583	$98	16.8%
Total cost of revenues	(545)	(477)	(68)	14.3%
Gross profit	$136	$106	30	28.3%
Gross margin	20.0%	18.2%	1.8%	9.8%
General and administrative expenses	(79)	(68)	(11)	16.2%
Amortization of intangibles	(2)	(2)	—	—%
Other operating expenses, net	(4)	(1)	(3)	300.0%
Operating earnings	$51	$35	16	45.7%
Interest expense	(9)	(15)	6	(40.0)%
Other, net	(1)	(7)	6	(85.7)%
Earnings before taxes	$41	$13	28	215.4%
Income tax provision	12	3	9	300.0%
Net earnings	$29	$10	19	190.0%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.20	$0.07	$0.13	190.0%
Diluted EPS(1)	$0.20	$0.07	$0.13	190.0%
Adjusted EPS(1,2)	$0.25	$0.07	$0.18	260.0%
Adjusted EBITDA(2)	$71	50	21	42.0%
Adjusted EBITDA Margin(2)	10.4%	8.6%	1.8%	21.6%
Backlog(2)	$3,291	2,945	346	11.7%
Bookings(2)	715	678	38	5.6%
Free cash flow(2)	$(262)	$(309)	$47	(15.2)%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.
(2)See “—Non-GAAP Financial Measures” above for definitions of these measures. Adjusted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow are non-GAAP measures. See “—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Our operating results for the three months ended March 31, 2021 showed significant growth from three months ended March 31, 2020. We generated solid organic revenue growth along with improved profitability and improved cash flow for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 across all three of our operating segments. Additionally, we achieved a number of important program wins and performance milestones, all while keeping our employees as safe as possible.
Revenue of $681 million represented an increase of $98 million or 17% while operating earnings and net earnings grew $16 million (46%) and $19 million (190%) for the three months ending March 31, 2021 when compared to the three months ending March 31, 2020. Adjusted EBITDA increased by $21 million (42%) while adjusted EBITDA margins also increased by 22% to 10.4% for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.
Revenue
Our revenue generation of $681 million highlights our initiative to improve financial linearity evidenced by an increase of $98 million or 17% or over three months ended March 31, 2020. The revenue expansion is attributed to continued growth in all three segments of the business. Our AST segment increased revenues by $36 million or 19% driven by increased sales of our ground vehicle sensing programs as well as the successful progress on our next generation weapon sight program. The NC&C segment also improved by $47 million or 22% driven by progress on newly awarded Naval shipboard launch systems and common display production programs. Additionally, IMS segment revenues increased by $11 million or 6% as compared to the prior year period primarily due to the increased deliveries on our counter drone production programs.
Cost of Revenues
Cost of revenue increased by $68 million or 14% from $477 million to $545 million primarily due to increase revenue as described above. Additionally improved contract performance decreased the cost of revenues as a percentage of revenue highlighted by improved performance on our electronic warfare program within our AST segment, combined with improved program performance across all segments.
Gross Profit
Gross profit increased by $30 million, or 28% to $136 million for the three months ended March 31, 2021 as compared to $106 million for the three months ended March 31, 2020. This was primarily due to increased revenue and improved program performance as noted above.
General and Administrative Expenses
General and administrative expenses increased by $11 million or 16% for the three months ending March 31, 2021 as compared to the three months ended March 31, 2020. As a percentage of revenue, general and administrative expenses decreased to 11.6% for the three months ended March 31, 2021 from 11.7% for the three months ended March 31, 2020. The primary driver for the increase in general and administrative expenses are additional investments in IR&D and bid and proposal efforts which increased $4 million and $1 million respectively as compared to the prior year. Additionally, we incurred $4 million of transaction costs related to an anticipated offering of securities for the three months ended March 31, 2021.
Other Operating Expenses, Net
Other operating expenses increased by $3 million from $1 million for three months ended March 31, 2020 to $4 million for three months ended March 31, 2021 primarily due to $3 million of employee safety costs related to COVID-19 .
Amortization of Intangibles
Amortization of intangibles of $2 million for three months ending March 31, 2021 were consistent with three months ending March 31, 2020 of $2 million.

Operating Earnings
Operating earnings increased by $16 million to $51 million or 46% for three months ended March 31, 2021 from $35 million for three months ended March 31, 2020. The increase was driven by a combination of increased revenue and improved program performance offset in part by increased general and administrative expenditures. All three segments achieved improvement over the prior year period as we begin to transition specific development programs to higher margin production programs.
Interest Expense
Interest expense decreased by $6 million or 40% to $9 million for ending three months March 31, 2021 from $15 million for ending three months March 31, 2020. This reduction was primarily due to forgiveness of $300 million of principal on our ‘7.5% Term Loan’ debt that occurred in December of 2020.
Other, Net
Other, net decreased by $6 million for the three month ended March 31, 2021 to $1 million from $7 million for the three months ended March 31, 2020. This was primarily due a reduction of $5 million in foreign exchange related charges realized during the period. In the three months ended March 31, 2020 our IMS segment realized a foreign exchange loss of $5 million related to revaluation of certain Canadian dollar denominated receivables.
Earnings Before Taxes
Earnings before taxes increased by $28 million to $41 million for three months ended March 31, 2021 from $13 million for three months ended March 31, 2020. This was primarily due to an increase in operating earnings of $16 million, a reduction in interest expense of $6 million and reduction of other costs of $6 million.
Income Tax Provision
Income tax provision increased by $9 million to $12 million for three months ended March 31, 2021 from $3 million for three months ended March 31, 2020. This was primarily attributable to an increase in earnings before taxes of $28 million as well as an increase in our estimated annual effective tax rate due to certain state law tax changes and an increase in estimated nondeductible expenses as compared to the prior year.
Net Earnings
Net earnings (loss) increased by $19 million to $29 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. This was driven by increased earnings before taxes of $28 million offset by increased in income tax provision of $9 million as described above.
Adjusted EBITDA
Adjusted EBITDA increased by $21 million or 42% to $71 million from $50 million for the three months ended March 31, 2021 as compared to three months March 31, 2020. This was primarily due to the increase in gross profit attributed to revenue growth as described above and increased program performance across all three segments.
Adjusted EBITDA Margin
Adjusted EBITDA Margin increased from 8.6% for the three months ended March 31, 2020 to 10.4% for the three months ended March 31, 2021. This was primarily due to improved program performance and the transition of certain development programs into production driving margin expansion.

Adjusted EPS
For the three months ended March 31, 2021 there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of March 31, 2021 there were 145,000,000 shares of common stock outstanding resulting in EPS of $0.25. This increase of $0.18 from $0.07 for the three months ended March 31, 2020 is attributed to the net earnings growth described above.
Backlog
Backlog increased by $346 million to $3,326 million from $2,945 million for three months ended March 31, 2021 from three months ended March 31, 2020 The most significant award contributing to our growth in backlog was a multi-carrier power conversion contract partially offset by the continued production of the previously awarded advanced protection systems at our IMS segment. Additionally, contributing to the growth in backlog, our AST segment was awarded a contract to transition our development program to production for the next-generation weapon sights, with our NC&C segment receiving a contract award, continuing production in our ruggedized computing business.
Bookings
Bookings results for three month ended March 31, 2021 increased 5% or $38 million to $715 million as compared to $678 million for the three month ended March 31, 2020. The increase is primarily attributed to the IMS segment and receipt of the short range air defense program award for $46 million.
Free cash flow
Free cash flow improved by $47 million to $(262) million for three months ended March 31, 2021 from $(309) million for the three months ended March 31, 2020. This was primarily due to the impact of higher net income as stated above of $19 million (excluding non cash items) and decrease in cash used to fund working capital for the three months ended March 31, 2021 when compared to three months ended March 31, 2020.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Bookings to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 15: Segment information within the Consolidated Financial Statements.

	Three Months Ended March 31,		March 31, 2021 vs. March 31, 2020 Variance
(Dollars in millions)	2021	2020
Revenue:
AST	$219	$183	$36	19.5%
NC&C	264	217	$47	21.8%
IMS	201	190	$11	5.8%
Corporate & Eliminations	(3)	(7)	$4	(53.5)%
Total revenue	$681	$583	$98	16.8%
Adjusted EBITDA:
AST	$28	$17	$11	64.7%
NC&C	26	19	7	36.8%
IMS	18	15	3	20.0%
Corporate & Eliminations	(1)	(1)	—	—%
Total Adjusted EBITDA	$71	$50	$21	42.0%
Adjusted EBITDA Margin:
AST	12.8%	9.3%	3.5%	37.9%
NC&C	9.8%	8.8%	1.1%	12.4%
IMS	9.0%	7.9%	1.1%	13.4%
Bookings:
AST	$164	$168	$(5)	(2.7)%
NC&C	330	344	(14)	(4.1)%
IMS	222	166	56	33.8%
Total bookings	$715	$678	$37	5.5%
AST
Revenue:
The AST segment continues to be a significant contributor to revenue growth with three months ended March 31, 2021 increasing by 19% or $36 million to $219 million for three month ended March 31, 2020 from $183 million for three months ended March 31, 2020. This increase is primarily attributed to increased deliveries on our next generation weapon sight production program coupled with continued expansion of our second generation ground vehicle sensing programs and revenues realized on our Navy shipboard launch system components production contracts awarded in 2020.
Adjusted EBITDA and Adjusted EBITDA Margin:
AST’s Adjusted EBITDA increased by $11 million or 65%, from $17 million for three months ended March 31, 2020 to $28 million for three months ended March 31, 2021. The increase in Adjusted EBITDA drove an increase in Adjusted EBITDA Margin increasing from 9% for the three months ended March 31, 2020 to 13% for three months ended March 31, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA Margin is primarily due to increased revenue volume creating increased operational leverage coupled with improved performance on certain electronic warfare programs.
Bookings:
The AST segment contributed $164 million in new bookings for three months ended March 31, 2021. Bookings were down slightly by 3% or $5 million as compared to the three months ended March 31, 2020. This was primarily due to full year production award received on certain aircraft force protection programs received during the three months ended March 31, 2020.
NC&C
Revenue:
NC&C revenue increased by $47 million or 22% to $264 million for the three months ended March 31, 2021 from $217 million for the three months ended March 31, 2020. This increase was primarily due to increased deliveries on our recently awarded common display systems and ruggedized computing products for $25 million and $21 million, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin:
NC&C’s Adjusted EBITDA increased by $7 million, or 37%, from $19 million for three months ended March 31, 2020 to $26 million for three months ended March 31, 2021. Adjusted EBITDA Margin increased from 9% for the three months ended March 31, 2020 to 10% for three months ended March 31, 2021. The increase in Adjusted EBITDA is primarily due to the increased revenue output generating improved operational leverage. . Additionally we realized improved program performance on Navy computing and displays programs driving further margin expansion.
Bookings:
The NC&C segment contributed $330 million of bookings for the three months ended March 31, 2021. Despite the solid quarterly results, bookings were down by 4% or $14 million as compared to the three months ended March 31, 2020. This was primarily due to ruggedized computing and diagnostic products were lower than the three months ended March 31, 2020 by $25 million. This was offset in part by increased bookings for certain naval electronics programs of $17 million.
IMS
Revenue:
IMS segment revenue increased by $11 million or 6% to $201 million for the three months ended March 31, 2021 from $190 million for the three months ended March 31, 2020. This increase was primarily due to increased deliveries of $17 million on our force protection programs highlighted by newly awarded short range air defense programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $3 million or 20% to $18 million for three months ended March 31, 2021 from $15 million for the three months ended March 31, 2020. This was primarily due to increased revenue and related operational leverage generated by progress on force protection programs noted above.
Bookings:
Bookings increased by $56 million or 34% for the three months ended March 31, 2021 to $222 million from $166 million for the three months ended March 31, 2020. This was primarily due to increased bookings for our force protection products when compared to the three months ending March 31, 2020.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2021, was $30 million compared to $61 million as of December 31, 2020.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(249)	$(296)
Net cash provided by investing activities	102	83
Net cash provided by financing activities	116	172
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(31)	$(41)
Free cash flow(1)	$(262)	$(309)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Operating Activities
Cash flows related to the operating activities improved by $47 million from $(296) million for the three months ended March 31, 2020 to $(249) million for the three months ended March 31, 2021. This was primarily due to higher net income as described above excluding non-cash items and a decrease in cash used to fund working capital for the three months ended March 31, 2021 when compared to three month ended March 31, 2020.
Investing Activities
Net cash provided by investing activities increased by $19 million for the three months ended March 31, 2021 the three months ended March 31, 2020. The increase was primarily attributable to an increase of $15 million in the amount of the advance being repaid by US Holding.
Financing Activities
Net cash provided by financing activities decreased by $56 million for the three months ended March 31, 2021 versus March 31, 2020. The decrease was primarily related to a decrease in the net borrowings under or revolving credit facility due to improvements in profitability and working capital management as compared to the three months ended March 31, 2020.
Free Cash Flow
Free cash flow increased by $47 million to $(262) million for three month ended March 31, 2021 from $(309) million for the three months ended March 31, 2020. This was primarily due to the impact of higher net income as stated above of $19 million (excluding non cash items) and decrease in cash used to fund working capital for the three months ended March 31, 2021 when compared to three months ended March 31, 2020
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in Note 11: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.

Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $125 million as of March 31, 2021. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt .
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $33 million as of March 31, 2021. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 13 to the unaudited Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in our registration statement on Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.3 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc.
3.3
Amended and Restated Bylaws of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.4 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

10.1
Commitment Letter re Leonardo DRS, Inc. Commitment to Mitigate Foreign Ownership, Control or Influence, by and among Leonardo DRS, Inc., Leonardo US Holding, Inc., Leonardo – Societá per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.3 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

10.2†
Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*To be filed by amendment.
†Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 17, 2021

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer