Form 10-Q/A
period 2021-03-31
Leonardo DRS, Inc.
filed 2021-06-15
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
EXPLANATORY NOTE
This Amendment to Leonardo DRS Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on May 17, 2021 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Except as described above, this Amendment does not update any other disclosures in the Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Form 10-Q. Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events, results or developments that occurred after the date of the Form 10-Q and such forward-looking statements should be read in conjunction with our filings with the Commission, including those subsequent to the filing of the Form 10-Q.

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

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$29	$10
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14	13
Deferred income taxes	12	2
Other	4	3
Changes in assets and liabilities:
Accounts receivable	15	18
Contract assets	(126)	(36)
Inventories	(15)	(50)
Prepaid expenses	7	3
Other current assets	(2)	1
Other noncurrent assets	5	5
Defined benefit obligations	(8)	(1)
Other current liabilities	(16)	(42)
Other noncurrent liabilities	(5)	—
Accounts payable	(135)	(209)
Contract liabilities	(28)	(13)
Net cash used in operating activities	$(249)	$(296)
Investing activities
Capital expenditures	(13)	(13)
Repayments received (net of advances) on related party note receivable	115	96
Net cash provided by investing activities	$102	$83
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(8)	(27)
Repayment of related party debt	(250)	(230)
Borrowings from related parties	375	425
Other	(1)	4
Net cash provided by financing activities	$116	$172
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(31)	$(41)
Cash and cash equivalents at beginning of year	61	85
Cash and cash equivalents at end of period	$30	$44
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
December 31, 2019	$1	$4,333	$(93)	$(3,222)	$1,019
Total comprehensive income (loss)	—	—	(14)	10	(4)
March 31, 2020	$1	$4,333	$(107)	$(3,212)	$1,015

December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income (loss)	—	—	(1)	29	28
Balance as of March 31, 2021	$1	$4,633	$(71)	$(3,108)	$1,455

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
These capabilities directly align with our three reportable segments: Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 86% and 83% of our total revenues as an end-user for the periods ended March 31, 2021 and March 31, 2020, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 14% and 17% of our total revenues for the periods ended March 31, 2021 and March 31, 2020. Our three reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Interim Financial Statements. The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures included in financial statements prepared in accordance with U.S. GAAP to be condensed or omitted.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheet, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred and renewals and improvements are capitalized. See Note 5: Property, Plant and Equipment for additional information regarding property, plant and equipment.
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
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 11: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. These unrecognized tax benefits are recorded as a component of income tax expense. Interest and penalties related to unrecognized tax benefits are not material.
See Note 9: Income Taxes for additional information regarding income taxes.
Q.Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards, only in periods in which such effect would have been dilutive for the period. In February 2021, the Company completed a forward stock split of 1,450,000 - for- 1 share of common stock. The consolidated financial statements have been adjusted to reflect the forward stock split for all periods presented. There were 100 shares and 145 million basic and diluted common shares outstanding before and after the forward stock split, respectively, for all periods presented.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended March 31,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$1	$2	$—	$—	$—	$—
Less Expected return on plan assets	$(2)	$(1)	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$1	$1	$—	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$—	$—	$—	$—	$—	$—
Net periodic benefit cost	$—	$2	$—	$—	$—	$—

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
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of March 31, 2021 and December 31, 2020 the Company had advanced $0 million and $115 million to US Holding, which is presented on the balance sheet as a related party note receivable.
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
Financial and Operating Data

(Dollars in millions, except per share amounts)	March 31, 2021	March 31, 2020
Total revenues	$681	$583
Bookings	$715	$678
Backlog	$3,326	$2,945
Adjusted EBITDA(1)	$71	$50
Adjusted EBITDA Margin(1)	10%	9%
Adjusted EPS(1)(2)	$0.25	$0.07
Free Cash Flow(1)	$(262)	$(309)
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

			March 31, 2021 vs. March 31,2020
(Dollars in millions, except per share amounts)	March 31, 2021	March 31, 2020	$	%
Total revenues	$681	$583	$98	16.8%
Total cost of revenues	(545)	(477)	(68)	14.3%
Gross profit	$136	$106	30	28.3%
Gross margin	20.0%	18.2%	1.8%	9.8%
General and administrative expenses	(79)	(68)	(11)	16.2%
Amortization of intangibles	(2)	(2)	—	—%
Other operating expenses, net	(4)	(1)	(3)	300.0%
Operating earnings	$51	$35	16	45.7%
Interest expense	(9)	(15)	6	(40.0)%
Other, net	(1)	(7)	6	(85.7)%
Earnings before taxes	$41	$13	28	215.4%
Income tax provision	12	3	9	300.0%
Net earnings	$29	$10	19	190.0%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.20	$0.07	$0.13	190.0%
Diluted EPS(1)	$0.20	$0.07	$0.13	190.0%
Adjusted EPS(1,2)	$0.25	$0.07	$0.18	260.0%
Adjusted EBITDA(2)	$71	50	21	42.0%
Adjusted EBITDA Margin(2)	10.4%	8.6%	1.8%	21.6%
Backlog(2)	$3,326	2,945	381	12.9%
Bookings(2)	715	678	38	5.6%
Free cash flow(2)	$(262)	$(309)	$47	(15.2)%
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
Backlog
Backlog increased by $381 million to $3,326 million from $2,945 million for three months ended March 31, 2021 from three months ended March 31, 2020 The most significant award contributing to our growth in backlog was a multi-carrier power conversion contract partially offset by the continued production of the previously awarded advanced protection systems at our IMS segment. Additionally, contributing to the growth in backlog, our AST segment was awarded a contract to transition our development program to production for the next-generation weapon sights, with our NC&C segment receiving a contract award, continuing production in our ruggedized computing business.
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
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Bookings to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 15: Segment information within the unaudited Consolidated Financial Statements.

	Three Months Ended March 31,		March 31, 2021 vs. March 31, 2020 Variance
(Dollars in millions)	2021	2020
Revenue:
AST	$219	$183	$36	19.5%
NC&C	264	217	47	21.8%
IMS	201	190	11	5.8%
Corporate & Eliminations	(3)	(7)	4	(53.5)%
Total revenue	$681	$583	$98	16.8%
Adjusted EBITDA:
AST	$28	$17	$11	64.7%
NC&C	26	19	7	36.8%
IMS	18	15	3	20.0%
Corporate & Eliminations	(1)	(1)	—	—%
Total Adjusted EBITDA	$71	$50	$21	42.0%
Adjusted EBITDA Margin:
AST	12.8%	9.3%	3.5%	37.9%
NC&C	9.8%	8.8%	1.1%	12.4%
IMS	9.0%	7.9%	1.1%	13.4%
Bookings:
AST	$164	$168	$(5)	(2.7)%
NC&C	330	344	(14)	(4.1)%
IMS	222	166	56	33.8%
Total bookings	$715	$678	$37	5.5%
AST
Revenue:
The AST segment continues to be a significant contributor to revenue growth with three months ended March 31, 2021 increasing by 19% or $36 million to $219 million for three month ended March 31, 2021 from $183 million for three months ended March 31, 2020. This increase is primarily attributed to increased deliveries on our next generation weapon sight production program coupled with continued expansion of our second generation ground vehicle sensing programs and revenues realized on our Navy shipboard launch system components production contracts awarded in 2020.
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
Financing Activities
Net cash provided by financing activities decreased by $56 million for the three months ended March 31, 2021 versus March 31, 2020. The decrease was primarily related to a decrease in the net borrowings under our revolving credit facility due to improvements in profitability and working capital management as compared to the three months ended March 31, 2020.
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
3.1*
Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.3 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc.
3.3*
Amended and Restated Bylaws of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.4 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

10.1*
Commitment Letter re Leonardo DRS, Inc. Commitment to Mitigate Foreign Ownership, Control or Influence, by and among Leonardo DRS, Inc., Leonardo US Holding, Inc., Leonardo – Societá per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.3 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

10.2†*
Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Leonardo DRS’s registration statement on Form S-1 (Registration No. 333-253583), filed with the SEC on March 22, 2021)

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Previously filed.
†Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 15, 2021

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer