Form 10-Q
period 2021-06-30
Leonardo DRS, Inc.
filed 2021-08-13
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2021, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Any failure to meet our contractual obligations including due to potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components;
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
•Natural disasters or other significant disruptions; or
•Any conflict of interest that may arise because Leonardo US Holding, Inc. (“US Holding”), our sole shareholder, or Leonardo S.p.A., our ultimate parent, may have interests that are different from those of our other shareholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions.
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020
Revenues:
Products	$562	$558
Services	96	92
Total revenues	658	650
Cost of revenues:
Products	(470)	(478)
Services	(61)	(63)
Total cost of revenues	(531)	(541)
Gross profit	127	109
General and administrative expenses	(73)	(74)
Amortization of intangibles	(2)	(2)
Other operating expenses, net	(1)	(3)
Operating earnings	51	30
Interest expense	(9)	(17)
Other, net	1	4
Earnings before taxes	43	17
Income tax provision	11	4
Net earnings	$32	$13

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.22	0.09

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020
Revenues:
Products	$1,132	$1,061
Services	207	172
Total revenues	1,339	1,233
Cost of revenues:
Products	(930)	(896)
Services	(146)	(122)
Total cost of revenues	(1,076)	(1,018)
Gross profit	263	215
General and administrative expenses	(152)	(142)
Amortization of intangibles	(4)	(4)
Other operating expenses, net	(5)	(4)
Operating earnings	102	65
Interest expense	(18)	(32)
Other, net	—	(3)
Earnings before taxes	84	30
Income tax provision	23	7
Net earnings	$61	$23

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.42	0.16

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
(Dollars in millions)	2021	2020
Net earnings	$32	$13
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	3	(4)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	10	13
Other comprehensive income (loss), net of income tax	13	9
Total comprehensive income	$45	$22
See accompanying Notes to Consolidated Financial Statements.

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Net earnings	$61	$23
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	3	(4)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	9	(1)
Other comprehensive income (loss), net of income tax	12	(5)
Total comprehensive income	$73	$18
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$91	$61
Accounts receivable, net	105	102
Contract assets	755	672
Inventories	257	247
Related party note receivable	—	115
Prepaid expenses	25	33
Other current assets	41	33
Total current assets	1,274	1,263
Noncurrent assets:
Property plant and equipment, net	357	355
Intangible assets, net	55	60
Goodwill	1,057	1,057
Deferred tax assets, net	64	87
Other noncurrent assets	132	134
Total noncurrent assets	1,665	1,693
Total assets	$2,939	$2,956
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$188	$53
Accounts payable	306	478
Contract liabilities	147	177
Other current liabilities	271	267
Total current liabilities	912	975
Noncurrent liabilities:
Long-term debt	373	374
Pension and other postretirement benefit plan liabilities	69	88
Other noncurrent liabilities	85	92
Total noncurrent liabilities	$527	554
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(3,076)	(3,137)
Accumulated other comprehensive loss	(58)	(70)
Total shareholder's equity	1,500	1,427
Total liabilities and shareholder's equity	$2,939	$2,956

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$61	$23
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	28	26
Deferred income taxes	23	6
Other	(1)	—
Changes in assets and liabilities:
Accounts receivable	(3)	20
Contract assets	(82)	(63)
Inventories	(10)	(47)
Prepaid expenses	13	3
Other current assets	(8)	(2)
Other noncurrent assets	10	30
Defined benefit obligations	(6)	2
Other current liabilities	5	(9)
Other noncurrent liabilities	(13)	—
Accounts payable	(172)	(214)
Contract liabilities	(30)	(2)
Net cash used in operating activities	$(185)	$(227)
Investing activities
Capital expenditures	(29)	(32)
Repayments received (net of advances) on related party note receivable	115	100
Investment in unconsolidated affiliate	(2)	—
Net cash provided by investing activities	$84	$68
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(16)	(44)
Repayment of related party debt	(475)	(480)
Borrowings from related parties	625	730
Other	(2)	—
Net cash provided by financing activities	$132	$206
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	$30	$43
Cash and cash equivalents at beginning of year	61	85
Cash and cash equivalents at end of period	$91	$128
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
December 31, 2019	$1	$4,333	$(93)	$(3,222)	$1,019
Total comprehensive income (loss)	—	—	(5)	23	18
Balance as of June 30, 2020	$1	$4,333	$(98)	$(3,199)	$1,037

December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income (loss)	—	—	12	61	73
Balance as of June 30, 2021	$1	$4,633	$(58)	$(3,076)	$1,500

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,” or “the Parent”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its direct sole ownership of Leonardo US Holding, Inc. (“US Holding”). US Holding is the direct and sole shareholder of the Company.
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as sensing, electronic warfare (“EW”), network computing and communications, force protection and electrical power conversion and propulsion.
These capabilities directly align with our three reportable segments: Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 85% and 86% of our total revenues as an end-user for the second quarter and first six months of 2021, respectively, and 84% for the second quarter and first six months of 2020. Specific international and commercial market opportunities exist within these segments and make up approximately 15% and 14% of our total revenues for the second quarter and first six months of 2021, respectively, and 16% for the second quarter and first half of 2020. Our three reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensor Technologies (“AST”)
The AST segment provides electro-optical sensor technologies, laser systems, EW systems and intelligence and surveillance solutions to U.S. military and intelligence community customers. Major solutions include ground vehicle targeting and surveillance sensors, including electro-optical and advanced detection systems. Our soldier sensing applications include infrared imaging solutions and precision targeting systems. Our infrared focal plane array foundry produces small sized cryogenically cooled and uncooled infrared sensors. AST also provides aircraft training instrumentation equipment and high-performance radio frequency receivers and transceivers for U.S. and international customers. Our quantum cascade laser technology is being used in military and commercial medical applications.
Network Computing & Communication (“NC&C”)
The NC&C segment provides defense electronics solutions across all domains of warfare. Our technologies and products can be integrated into legacy and new military platforms, end-to-end network communication systems, satellite services and cyber solutions. We are also a provider of ruggedized computing platforms. For the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution, radar and rugged naval control systems, which are present on all U.S. naval surface and subsurface combatant vessels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable.
Integrated Mission Systems (“IMS”)
The IMS segment provides critical force protection, vehicle integration, transportation and logistics, and electrical conversion and ship propulsion systems to the U.S. military. Our force protection systems protect service members and military assets from evolving and proliferating threats and include solutions for counter-unmanned aerial systems, short-range air defense systems, and active protection systems on ground vehicles. We have military

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
transportation and logistics offerings and ground vehicle integration capabilities to support U.S. forces in a wide range of operational environments. For the U.S. Navy, we provide and support multi-generational power conversion and propulsion systems for our nation’s shipbuilding programs.
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
F.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future products, solutions, and technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the second quarter and first six months of 2021 and 2020 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheet as a component of other comprehensive earnings.
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
L.Goodwill
On January 1, 2018, we early adopted ASU 2017-04, Intangibles ‐ Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value and the carrying value of the reporting unit. Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both June 30, 2021 and December 31, 2020. The annual impairment test is conducted as of December 31. The Company did not identify any triggering events during the six months ended June 30, 2021 or June 30, 2020. See Note 7: Goodwill for additional information regarding goodwill.
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
We calculate the provision for incomes taxes during interim periods by applying an estimate of our annual effective tax rate for the full year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
There were no significant acquisitions that were completed for any of the periods presented. Subsequent to the June 30, 2021 we acquired substantially all the assets of Ascendant Engineering Solutions (AES), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021 for a purchase price of $11 million with an additional of $5 million of contingent consideration predicated on the achievement of certain financial and employee retention targets .
AES is a leader in the design, development and manufacturing of high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (UAS) across U.S. military services. With its advanced systems, the company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition is highly synergistic for DRS enabling the integration of our own state-of-the-art Electro-Optical and Infrared systems with the advanced gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition will be accounted for as a business combination under FASB 805, Business Combinations, and will be consolidated into our Advanced Sensor Technologies segment.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$(8)	$(29)	$(9)	$(33)
Total % of Revenue	1.3%	4.5%	0.7%	2.6%

The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability. The reduction to revenue for the three- and six-month periods ended June 30, 2021 and June 30, 2020 was attributed primarily to certain submarine electric propulsion programs within our IMS segment.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.

(Dollars in millions)	June 30, 2021	December 31, 2020
Contract assets	$755	$672
Contract liabilities	147	177
Net contract assets	$608	$495
Revenue recognized in the three-and six-month periods ended June 30, 2021 that was included in the contract liability balance at the beginning of each period was $20 million and $89 million, respectively. Revenue recognized in the three- and six-month periods ended June 30, 2020 that was included in the contract liability balance at the beginning of each period was $26 million and $82 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our total backlog as of June 30, 2021, incorporating both funded and unfunded components:

Backlog:	June 30, 2021
(Dollars in millions)
Total Backlog	$3,387
We expect to recognize approximately 36% of our June 30, 2021 backlog as revenue over the next six months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
AST: AST revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate AST revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of AST revenue and cash flows are affected by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$223	$195	$420	$355
International	20	23	41	42
Intersegment Sales	2	4	3	8
Total	$245	$222	$464	$405
Revenue by Customer Relationship
Prime contractor	$124	$101	$229	$186
Subcontractor	119	117	232	211
Intersegment Sales	2	4	3	8
Total	$245	$222	$464	$405
Revenue by Contract Type
Firm Fixed Price	$203	$188	$392	$343
Flexibly Priced(1)	40	30	69	54
Intersegment Sales	2	4	3	8
Total	$245	$222	$464	$405
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$232	$244	$481	$438
International	9	19	22	39
Intersegment Sales	3	2	5	5
Total	$244	$265	$508	$482
Revenue by Customer Relationship
Prime contractor	$154	$150	$326	$273
Subcontractor	87	113	177	204
Intersegment Sales	3	2	5	5
Total	$244	$265	$508	$482
Revenue by Contract Type
Firm Fixed Price	$215	$237	$453	$432
Flexibly Priced(1)	26	26	50	45
Intersegment Sales	3	2	5	5
Total	$244	$265	$508	$482
________________
(1)Includes revenue derived from time-and-materials contracts.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$160	$159	$349	$344
International	14	10	26	15
Intersegment Sales	—	1	—	1
Total	$174	$170	$375	$360
Revenue by Customer Relationship
Prime contractor	$42	$61	$86	$126
Subcontractor	132	108	289	233
Intersegment Sales	—	1	—	1
Total	$174	$170	$375	$360
Revenue by Contract Type
Firm Fixed Price	$146	$136	$316	$297
Flexibly Priced(1)	28	33	59	62
Intersegment Sales	—	1	—	1
Total	$174	$170	$375	$360
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
Accounts receivable consist of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
Accounts receivable	$107	$104
Less allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$105	$102
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $11 million and $27 million at June 30, 2021 and December 31, 2020, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
Raw materials	$59	$52
Work in progress	196	193
Finished goods	2	2
Total	$257	$247
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
Land, buildings and improvements	$300	$294
Plant and machinery	187	186
Equipment and other	283	276
Total property, plant and equipment, at cost	770	756
Less accumulated depreciation	(413)	(401)
Total property, plant and equipment, net	$357	$355
Depreciation expense related to property, plant and equipment was $12 million and $24 million for the three- and six-month periods ended June 30, 2021, and $11 million and $22 million for the three- and six-month periods ended June 30, 2020, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	June 30, 2021	December 31, 2020
Salaries, wages and accrued bonuses	$64	$61
Fringe benefits	81	71
Litigation	10	10
Restructuring costs	—	—
Provision for contract losses	37	44
Operating lease liabilities	24	22
Other(1)	55	59
Total other current liabilities	$271	$267
Operating lease liabilities	$74	$81
Other(2)	11	11
Total other noncurrent liabilities	$85	$92
________________
(1)Consists primarily of taxes payable, restructuring reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.
(2)Consists primarily of workers’ compensation liabilities and certain payroll taxes deferred under the CARES Act.
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	AST	NC&C	IMS	Total
Balance as of December 31, 2020	$363	$275	$419	$1,057
Acquisitions	—	—	—	—
Balance as of June 30, 2021	363	275	419	1,057

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
The following disclosure presents certain information regarding the Company's intangible assets as of June 30, 2021 and December 31, 2020. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(904)	$53	$957	$(899)	$58
Patents and licenses	7	(5)	2	7	(5)	2
Total intangible assets	$964	$(909)	$55	$964	$(904)	$60
Amortization expense related to intangible assets was $2 million and $4 million for the three- and six-month periods ended June 30, 2021 and was $2 million and $4 million for the three- and six-month periods ended June 30, 2020.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	June 30, 2021	December 31, 2020
Deferred tax assets	$130	$153
Valuation allowance	13	11
Deferred tax assets	117	142
Deferred tax liabilities	53	55
Deferred tax assets, net	$64	$87

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $12 million and $14 million as June 30, 2021 and December 31, 2020, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
4.0% Term loan due December 31, 2021(1)	$—	$—
7.5% Term loan due November 30, 2022(1)	139	139
5.0% Daylight term loan due October 15, 2024(1)	98	98
Borrowings under revolving credit facility(1)	150	—
Finance lease and other	163	163
Short-term borrowings	11	27
Total debt principal	561	427
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	561	427
Less short-term borrowings and current portion of long-term debt	(188)	(53)
Total long-term debt	$373	$374
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2022. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at June 30, 2021 and December 31, 2020 was $139 million. The fair value of this term loan at June 30, 2021 and December 31, 2020 was $181 million and $182 million, respectively; however, the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty. During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is the Company’s parent.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $98 million at June 30, 2021 and December 31, 2020 which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of June 30, 2021 and December 31, 2020, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of June 30, 2021 was $150 million and there was no balance on the Revolving Credit Facility as of December 31, 2020.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $60 million at June 30, 2021 and December 31, 2020, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At June 30, 2021 and December 31, 2020, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $31 million as of June 30, 2021, and December 31, 2020, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of June 30, 2021 and December 31, 2020, the Company recognized $11 million and $27 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended June 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1	1	—	—	—	—
Less Expected return on plan assets	(2)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	—	—	—	—	—
Net periodic benefit cost	$(1)	$(1)	$—	$—	$—	$—

The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the six months ended June 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$3	$3	—	—	—	—
Less Expected return on plan assets	$(4)	$(4)	—	—	—	—
Amortization of net actuarial loss (gain)	$1	$1	—	—	—	—
Amortization of prior service cost	$—	$—	—	—	—	—
Settlement expense (income)	$—	$—	—	—	—	—
Net periodic benefit cost	$—	$—	$—	$—	$—	$—

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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as “CERCLA” or the “Superfund law”) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, an entity which later became a subsidiary of the Company received a Section 104(e) Request for Information (“RFI”) from the National Park Service (“NPS”), pursuant to CERCLA, regarding the presence of radioactive material at a site within a national park, which site was operated by an alleged predecessor to our subsidiary over 50 years ago. Following the subsidiary’s response to the RFI, the NPS directed it and another alleged former operator to perform an Engineering Evaluation and Cost Analysis (“EE/CA”) of a portion of the site. The Company’s subsidiary made a good faith offer to conduct an alternative EE/CA work plan, but the NPS rejected this offer and opted to perform the EE/CA itself. The NPS previously posted its intention to open a formal public comment period regarding the EE/CA at the end of 2019. To the Company’s knowledge, the EE/CA has not been released and a public comment period has yet to be opened.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended June 30, 2021:

(Dollars in millions)
Balance as of December 31, 2020	$17
Additional provision	11
Reversal and utilization	(9)
Balance as of June 30, 2021	19
Note 14. Related Party Transactions
The Company provides services related to the US interface for the Parent and its other affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $4 million and $17 million for the six-month periods ended June 30, 2021 and June 30, 2020, respectively and $2 million and $9 million for the three-month periods ended June 30, 2021 and June 30, 2020, respectively. The receivables related to these transactions with the Parent and its other affiliates of $4 million and $6 million, respectively, and payables of $8 million and $10 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of June 30, 2021 and December 31, 2020 the Company had advanced $0 million and $115 million to US Holding, which is presented on the balance sheet as a related party note receivable.
During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is the Company’s parent.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. Refer to Note 1: Summary of Significant Accounting Policies for more information.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Certain information related to our segments for the three- and six-month periods ended June 30, 2021 and June 30, 2020 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of June 30, 2021 and June 30, 2020 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the three- and six-month periods ended June 30, 2021 and, June 30, 2020 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
AST	$245	$222	$464	$405
NC&C	244	265	508	482
IMS	174	170	375	360
Corporate & Eliminations	(5)	(7)	(8)	(14)
Total revenue	$658	$650	$1,339	$1,233

(Dollars in millions)	2021	2020	2021	2020
AST	$2	$4	$3	$8
NC&C	3	2	5	5
IMS	—	1	—	1
Total intersegment revenue	$5	$7	$8	$14

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation by segment for the three- and six-month periods ended June 30, 2021 and June 30, 2020 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
AST	$5	$4	$10	$9
NC&C	3	3	6	6
IMS	4	4	8	7
Total depreciation	$12	$11	$24	$22
Total assets by segment as of June 30, 2021 and December 31, 2020 consist of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
AST	$901	$862
NC&C	722	691
IMS	1,008	963
Corporate & Eliminations	308	440
Total assets	$2,939	$2,956
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Adjusted EBITDA
AST	$37	$25	$65	$42
NC&C	24	22	50	41
IMS	7	(3)	25	12
Corporate & Eliminations	1	1	—	—
Total Adjusted EBITDA	69	45	140	95
Amortization of intangibles	(2)	(2)	(4)	(4)
Depreciation	(12)	(11)	(24)	(22)
Restructuring costs	—	—	—	(2)
Interest expense	(9)	(17)	(18)	(32)
Transaction costs related to an anticipated offering of securities	—	—	(4)	—
Acquisition and divestiture related expenses	—	—	—	—
Foreign exchange	(1)	5	(1)	—
COVID-19 response costs	(2)	(2)	(5)	(2)
Non-service pension expense	—	—	—	(2)
Other one-time non-operational events	—	(1)	—	(1)
Income tax (provision) benefit	(11)	(4)	(23)	(7)
Net earnings (loss)	$32	$13	$61	$23

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
Business Overview and Considerations
General
We are a leading provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions is offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies and international military customers for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military within three segments, Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. Our revenue, earnings and cash flows are generated by a combination of developing, manufacturing and servicing advanced technology solutions that are designed to address mission critical challenges for the defense industry.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the U.S. Department of Defense (“DoD”). The DoD is our largest customer. For the second quarter and first six months of 2021, the DoD accounted for approximately 85% and 86%, respectively, of our business as an end-user. The revenues for the three- and six-month periods ended June 30, 2021 are principally derived directly or indirectly from contracts with the U.S. Army, which represented 31% and 38%, respectively, and the U.S. Navy, which represented 32% and 31%, respectively, of our consolidated revenue, in each case consistent with historic trends.
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
Network Computing & Communications (“NC&C”): Our Network Computing & Communications segment provides advanced defense electronics solutions across warfare domains. Our technologies and products are used on legacy and new military platforms and include end-to-end network communication systems, network services and cyber solutions. We are a leading provider of ruggedized computing equipment, having provided advanced tactical computing units for ground combat vehicles and command post operations for more than two decades. We also provide the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution, radar and rugged naval control systems, which are present on naval surface and subsurface combatant vessels. Across the full spectrum of our network computing capabilities, we have leadership positions at both the product and sub-systems levels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable. As a result of this capability, we are positioned as one of the leading providers of secured satellite communications to the U.S. military.
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
Impacts of COVID-19 On Our Business
DRS remains committed to the safety, health, and well-being of our employees while ensuring the continuity of our operations. We do this by adhering to our three primary goals: keeping our employees and their families safe; mitigating risk associated with interruption of suppliers’ materials; and maintaining our commitment to our customers. Where necessary we continue to maintain physical separation of the essential employees into smaller work zones and quarantining of a zone when there is a concern of potential exposure. Our health and safety protocols continue with intra-shift sanitization at each facility, providing PPE to employees, and ensuring employees stay home when not feeling well or when potentially exposed. Certain facilities with high vaccination rates have been released to allow for masks optional for those that are vaccinated but we continue to monitor the situation at all facilities to ensure employee safety. For non-essential workers we continue to fully support teleworking. With the release of the COVID-19 vaccines, we have held vaccine clinics at our major facilities to provide easy access for our employees and have created a vaccine incentive program for them to earn an incentive award when fully vaccinated and allowing them elect to receive the award or donate the award to the American Red Cross.

We continue to review our mitigation efforts to respond to the changing COVID-19 environment, and are engaged in planning and adapting to a future workforce for when the infection rates diminish. As reported for 2020, we incurred $12 million of expenditures to include paid leave, personal protective equipment and other cleaning measures, facility filtration systems and social and physical distancing efforts. From January 1, 2021 through June 30, 2021, we have incurred an additional $5 million of expenditures related to ensuring a safe work environment for our employees.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 85% and 86% of our consolidated revenue for the second quarter and first six months of 2021, respectively, and 84% of our consolidated revenue for the second quarter and first six months of 2020. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three- and six-month periods ended June 30, 2021, U.S. government sales with the U.S. Army represented 31% and 38% and U.S. government sales with the U.S. Navy represented 32% and 31%, respectively, of our consolidated revenue. For the three- and six-month periods ended June 30, 2020, U.S. government sales with the U.S. Army represented 41% and 42% and U.S. government sales with the U.S. Navy represented 36% and 35%, respectively, of our consolidated revenue.
The calendar year 2021 began with the Department of Defense operating with a full year authorization and appropriation for Fiscal Year 2021 (“FY21”). On June 1, 2021, the President released his Fiscal Year 2021 (“FY22”) budget request. The President’s request included $715 billion for the Department of Defense for FY22, an increase over last year’s enacted level of approximately 1.6%. Notably, the budget request eliminates the separate Oversea Contingency Operations (OCO) account and instead reflects these costs in the Department’s base budget request. The request for Operations and Maintenance increased by 2.5% to $290 billion driven by a civilian pay raise and increase in civilian hiring. Research, Development, Test, and Evaluation (RDT&E) funding increased by 5% to $112 billion for FY22. The President’s request for Procurement programs totaled $133.6 billion.
Congress has begun debate on the President’s FY22 budget request including completing the markup of the National Defense Authorization Act in the Senate Arms Services Committee (SASC). That markup adds $25 billion to the President’s request.
The FY22 Department of Defense budget and the SASC markup address the challenges the U.S. military faces from countries like China and Russia and other threats to global security. We believe these priorities and the budget request align well with our focused markets and investments, including in areas such as sensors, network communications, electronic warfare, force protection, and power and propulsion.

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

Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$658	$650	$1,339	$1,233
Bookings	719	914	1,435	1,592
Backlog	3,387	3,216	3,387	3,216
Adjusted EBITDA(1)	69	45	140	95
Adjusted EBITDA Margin(1)	10.5%	6.9%	10.4%	7.7%
Adjusted EPS(1)(2)	$0.23	$0.10	$0.48	$0.17
Free Cash Flow(1)	$48	$50	$(214)	$(259)

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
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the respective date presented:

Backlog:	June 30, 2021
(Dollars in millions)
Total Backlog	$3,387
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
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net earnings (loss)	$32	$13	$61	$23
Income tax provision (benefit)	$11	$4	$23	$7
Amortization of intangibles	$2	$2	$4	$4
Depreciation	12	11	24	22
Restructuring costs	—	—	—	2
Interest expense	9	17	18	32
Transaction costs related to an anticipated offering of securities	—	—	4	—
Foreign exchange	1	(5)	1	—
COVID-19 response costs	2	2	5	2
Non-service pension expense	—	—	—	2
Other one-time non-operational events	—	1	—	1
Adjusted EBITDA	$69	$45	$140	$95

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
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net earnings (loss)	$32	$13	$61	$23
Transaction costs related to an anticipated offering of securities	$—	$—	$4	$—
COVID-19 response costs	$2	$2	$5	$2
Adjusted net earnings (loss)	$34	$15	$70	$25
Adjusted EPS (1)	$0.23	$0.10	$0.48	$0.17
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net Cash provided by (used in)	$64	$69	$(185)	$(227)
Capital expenditures	(16)	(19)	(29)	(32)
Proceeds from sales of assets	—	—	—	—
Free cash flow	$48	$50	$(214)	$(259)

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
Impact of Change in Estimates on our Revenue Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$(8)	$(29)	$(9)	$(33)
Total % of Revenue	1.3%	4.5%	0.7%	2.6%
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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 14% of our revenue for the three- and six-months ended June 30, 2021 which is consistent with prior year trends. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three- and six-month periods ended June 30, 2021.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 85% of our total revenues for the second quarter and first six months of 2021. Our remaining revenue is generated from service related contracts. Additionally, 86% and 87% of our revenue is derived from firm-fixed priced contracts for three- and six-month periods ended June 30, 2021. This is consistent for both contract types when compared to product sales and firm-fixed priced sales of 86% and 87% ,respectively, for the three- and six- months ended June 30, 2020.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the second quarter and first six months of 2021 flexible priced contracts represented 14% and 13% respectively,of our total revenues.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the second quarter and first six months of 2021, as compared to the second quarter and first six months of 2020. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

			June 30, 2021 vs. June 30, ,2020 Variance
(Dollars in millions, except per share amounts)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$	%
Total revenues	$658	$650	$8	1.2%
Total cost of revenues	(531)	(541)	$10	(1.8)%
Gross profit	$127	$109	$18	16.5%
Gross margin	19.3%	16.8%	2.5%	15.1%
General and administrative expenses	(73)	(74)	$1	(1.4)%
Amortization of intangibles	(2)	(2)	$—	—%
Other operating expenses, net	(1)	(3)	$2	(66.7)%
Operating earnings	$51	$30	$21	70.0%
Interest expense	$(9)	$(17)	$8	(47.1)%
Other, net	$1	$4	$(3)	(75.0)%
Earnings before taxes	$43	$17	$26	152.9%
Income tax provision	$11	$4	$7	175.0%
Net earnings	$32	$13	$19	146.2%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.22	$0.09	$0.13	146.2%
Diluted EPS(1)	$0.22	$0.09	$0.13	146.2%
Adjusted EPS(1,2)	$0.23	$0.10	$0.13	126.7%
Adjusted EBITDA(2)	$69	$45	$24	52.9%
Adjusted EBITDA Margin(2)	10.5%	6.9%	3.5%	51.0%
Backlog(2)	$3,387	$3,216	$171	5.3%
Bookings(2)	$719	$914	$(195)	(21.3)%
Free cash flow(2)	$48	$50	$(2)	(4.0)%
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

			June 30, 2021 vs. June 30, ,2020 Variance
(Dollars in millions, except per share amounts)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$	%
Total revenues	$1,339	$1,233	$106	8.6%
Total cost of revenues	(1,076)	(1,018)	$(58)	5.7%
Gross profit	$263	$215	$48	22.3%
Gross margin	19.6%	17.4%	2.2%	12.6%
General and administrative expenses	(152)	(142)	$(10)	7.0%
Amortization of intangibles	(4)	(4)	$—	—%
Other operating expenses, net	(5)	(4)	$(1)	25.0%
Operating earnings	$102	$65	$37	56.9%
Interest expense	$(18)	$(32)	$14	(43.8)%
Other, net	$—	$(3)	$3	(100.0)%
Earnings before taxes	$84	$30	$54	180.0%
Income tax provision	$23	$7	$16	228.6%
Net earnings	$61	$23	$38	165.2%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.42	$0.16	$0.26	165.2%
Diluted EPS(1)	$0.42	$0.16	$0.26	165.2%
Adjusted EPS(1,2)	$0.48	$0.17	$0.31	180.0%
Adjusted EBITDA(2)	$140	$95	$45	47.2%
Adjusted EBITDA Margin(2)	10.4%	7.7%	2.7%	35.5%
Backlog(2)	$3,387	$3,216	$171	5.3%
Bookings(2)	$1,435	$1,592	$(157)	(9.9)%
Free cash flow(2)	$(214)	$(259)	$45	17.4%
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

Our operating results for six- months ended June 30, 2021 showed improvement from six- months ended June 30, 2020. We generated solid organic revenue growth along with improved profitability and reduced our cash usage for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 across all three of our operating segments. Additionally, we achieved a number of important program wins and performance milestones, all while keeping our employees as safe as possible.
Revenue of $1,339 million represented an organic increase of $106 million or 8.6% while operating earnings and net earnings grew $37 million (57%) and $38 million (165%) for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. Adjusted EBITDA increased by $45 million (47%) while adjusted EBITDA margins also increased by 270 bps to 10.4% for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.

Revenue
Our revenue generation of $1,339 million increased $8 million or 1.2% over the three months ended June 30, 2020 and $106 million or 9% over six months ended June 30, 2020. The revenue expansion for the six months ended June 30, 2021 is attributed to continued growth in all three segments of the business. Our AST segment increased revenues by $59 million or 15% driven by increased sales of our ground vehicle sensing programs as well as the successful progress on our next generation soldier sensing programs. The NC&C segment also improved by $26 million or 5% driven by progress on newly awarded Naval shipboard launch systems and common display production programs. Additionally, our IMS segment revenues increased by $15 million or 4% as compared to the prior year period primarily due to the increased deliveries in the Force Protection market, highlighted by our counter unmanned aerial threat production program with the US Army.
Cost of Revenues
Cost of revenue for the three months ended June 30, 2021 decreased $10 million or 2% from $541 million to $531 million when compared to the three months ended June 30, 2020. Cost of revenue for the six months ended June 30, 2021 increased by $58 million or 6% from 1,018 million to 1,076 million primarily due to increased revenue as described above. Offsetting the year over year cost of revenue growth is improved contract performance, decreasing the cost of revenues as a percentage of revenue highlighted by continued cost savings generated from our operational excellence program, APEX, and the continued transition of development programs into production. The program transition and improved profitability is highlighted by our soldier sensing within our AST segment and our submarine electric propulsion programs within our IMS sector.
Gross Profit
Gross profit increased by $18 million or 16.5% to $127 million for the second quarter and $48 million, or 22% to $263 million for the six months ended June 30, 2021 as compared to $109 million and $215 million for the three- and six- months ended June 30, 2020 respectively. This was primarily due to increased revenue and improved program performance as noted above.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2021 decreased by $1 million or 1% from the three months ended June 30, 2020 and increased by $10 million or (7)% for the six-months ended June 30, 2021 as compared to the six-months ended June 30, 2020. As a percentage of revenue, general and administrative expenses decreased to 11.35% for the six months ended June 30, 2021 from 11.52% for the six months ended June 30, 2020. The primary drivers for the increase in general and administrative expenses are related to additional costs required to operate as a public entity, including incremental accounting and audit fees as well as the recent expansion of our Board of Directors. Additionally investments in bid and proposal efforts increased $2 million as compared to the prior year and we incurred an incremental $4 million of transaction costs related to an anticipated offering of securities for the six months ended June 30, 2021.
Other Operating Expenses, Net
Other operating expenses decreased by $2 million to $1 million in the three months ended June 30, 2021 when compared to $3 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 other operating expenses increased by $1 million from $4 million for six months ended June 30, 2020 to $5 million for six months ended June 30, 2021. This increase is primarily due to $3 million of employee safety costs related to COVID-19 investments.
Amortization of Intangibles
Amortization of intangibles of $2 million and $4 million for three and six months ended June 30, 2021 were consistent with three and six months ended June 30, 2020.

Operating Earnings
Operating earnings increased by $21 million and $37 million to $51 million and $102 million for three- and six- months ended June 30, 2021 from $30 and $65 million for the three - and six- months ended June 30, 2020. The increase was driven by a combination of increased revenue and improved program performance offset in part by increased general and administrative expenditures. All three segments achieved improvement over the prior year period as we begin to transition specific development programs to higher margin production programs.
Interest Expense
Interest expense decreased in both the three- and six-months ended June 30, 2021 by $8 million and $14 million respectively. This represented a 44% decrease to $18 million for the six months ended June 30, 2021 from the prior year $32 million of interest expenditures realized for the six months ended June 30, 2020. The reduction was primarily due to forgiveness of $300 million of principal on our ‘7.5% Term Loan’ debt that occurred in December of 2020 and a decrease in both the overall borrowing amount and rate on our variable rate revolving credit facility.
Other, Net
Other, net decreased for the six month ended June 30, 2021 to $— million from $3 million for the six months ended June 30, 2020. This was primarily due a reduction in foreign exchange related charges realized during the period. In the six months ended June 30, 2020 our IMS segment realized a foreign exchange loss related to revaluation of certain Canadian dollar denominated receivables.
Earnings Before Taxes
Earnings before taxes increased by $26 million and $54 million to $43 million and $84 million for the three-and six- months ended June 30, 2021, respectively, from $17 million and $30 million for the three- and six- months ended June 30, 2020. The improved profitability resulted in a 180% increase in earnings before taxes for the six months ended June 30, 2021 as compared to the prior year period. The increase was primarily due to an increase in operating earnings generated from improved program performance and a reduction in interest expense generated from the reduced debt obligations outstanding.
Income Tax Provision
Income tax provision increased by $7 million and $16 million to $11 million and $23 million for the three-and six- months ended June 30, 2021, respectively, from $4 million and $7 million for the three-and six- months ended June 30, 2020. This was primarily attributable to an increase in earnings before taxes of $26 million and $54 million for the second quarter and six months ended June 30, 2021, respectively, as well as an increase in our estimated annual effective tax rate due to certain state law tax changes and an increase in estimated nondeductible expenses driven by expenditures in connection with a potential initial public offering as compared to the prior year.
Net Earnings
Net earnings increased by $19 million and $38 million to $32 million and $61 million for the three-and six- months ended June 30, 2021, respectively, when compared to the three-and six- months ended June 30, 2020. This was driven by increased earnings before taxes of $54 million offset by increased in income tax provision of $16 million as described above.
Basic and Diluted EPS
For the three- and six-months ended June 30, 2021 there were no changes in the number of basic and diluted shares. No equity awards were issued during the three- and six- months periods. As of June 30, 2021 and June 30,

2020 there were 145,000,000 shares of common stock outstanding, resulting in a basic and diluted EPS of $0.42 and $0.16 per share, respectively. The increase in EPS is attributed to the net earnings growth described above.
Adjusted EBITDA
Adjusted EBITDA increased by $24 million or 53% to $69 million for the three months ended June 30, 2021 and $45 million or 47% to $140 million for the six months ended June 30, 2021 when compared to $45 million and $95 million for the three-and six-months ended June 30, 2020, respectively. This was primarily due to the increase in gross profit attributed to revenue growth as described above and increased program performance across all three segments offset slightly by an increase in General & Administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin increased from 6.9% for the three months ended June 30, 2020 to 10.5% for the three months ended June 30, 2021 and from 7.7% for the six months ended June 30, 2020 to 10.4% for the six months ended June 30, 2021. This was primarily due to improved program performance and the transition of certain development programs into production driving margin expansion.
Adjusted EPS
For the three- and six- month periods ended June 30, 2021 there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of June 30, 2021 there were 145,000,000 shares of common stock outstanding resulting in Adjusted EPS of $0.48. This increase of $0.31 from $0.17 for the six months ended June 30, 2020 is attributed to the net earnings growth described above.
Backlog
Backlog increased by $171 million to $3,387 million for the six months ended June 30, 2021 from $3,216 million for the six months ended June 30, 2020, with new orders continuing to outpace revenue for the period. There were significant awards in all three of our segments contributing to the backlog expansion highlighted by a multi-carrier power conversion contract received from the US Navy and an award for a short range air defense production program at our IMS segment. These increases at IMS were partially offset by the continued production of the previously awarded ground vehicle advanced protection systems. Additionally, contributing to the growth in backlog was multiple production contracts received at our AST and NC&C segments. Our AST segment backlog growth was driven by multiple awards received for our next generation weapon site program, transitioning our development efforts to full rate production, while our NC&C segment realized follow-on awards for both land and naval based computing programs.
Bookings
We review bookings and backlog measures together when comparing current and prior periods as timing of incrementally funded contracts can vary based on customers’ authorization levels. These funding increments together with the duration of contracts received may create large fluctuations in bookings period over period and, therefore, we review bookings in conjunction with backlog trends. Despite the increased backlog position described under “--Backlog” above, bookings for the six month ended June 30, 2021 decreased by 22% or $157 million to $1,435 million as compared to $1,592 million for the six month ended June 30, 2020. The decrease is primarily attributed to decreases in our AST and NC&C segments due to significant programs in the first half of 2020. In the first half of 2020 our AST segment received multi-year full rate production awards in our soldier sensing and airborne force protection markets fueling the increased profitability noted above. The decrease was offset in part by an increase in the IMS segment related bookings driven by receipt of the short range air defense program award for $164 million.
Free cash flow
Free cash flow improved by $45 million to $(214) million for six months ended June 30, 2021 from $(259) million for the six months ended June 30, 2020. This was primarily due to the impact of higher net income as stated

above of $19 million (excluding non cash items) and decrease in cash used to fund working capital for the six months ended June 30, 2021 when compared to six months ended June 30, 2020.
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

			Three Months Ended June 30, 2021 vs. June 30, 2020 Variance
	Three Months Ended June 30,
(Dollars in millions)	2021	2020	$	%
Revenue:
AST	$245	$222	$23	10.4%
NC&C	$244	$265	$(21)	(7.9%)
IMS	$174	$170	$4	2.2%
Corporate & Eliminations	$(5)	$(7)	$2	(29.4%)
Total revenue	$658	$650	$8	1.2%
Adjusted EBITDA:
AST	$37	$25	$12	48.0%
NC&C	$24	$22	$2	7.1%
IMS	$7	$(3)	$10	312.1%
Corporate & Eliminations	$1	$1	$—	—%
Total Adjusted EBITDA	$69	$45	$24	53.0%
Adjusted EBITDA Margin:
AST	15.1%	11.3%	3.8%	34.1%
NC&C	9.8%	8.5%	1.4%	16.4%
IMS	4.0%	(1.9%)	6.0%	307.5%
Bookings:
AST	$256	$342	$(86)	(25.0%)
NC&C	$223	$412	$(189)	(45.8%)
IMS	$240	$160	$79	49.4%
Total bookings	$719	$914	$(195)	(21.3%)

			Six Months Ended June 30, 2021 vs. June 30,, 2020 Variance
	Six Months Ended June 30,
(Dollars in millions)	2021	2020	$	%
Revenue:
AST	$464	$405	$59	14.6%
NC&C	$508	$482	$26	5.3%
IMS	$375	$360	$15	4.2%
Corporate & Eliminations	$(8)	$(14)	$6	(41.7%)
Total revenue	$1,339	$1,233	$106	8.6%
Adjusted EBITDA:
AST	$65	$42	$23	54.8%
NC&C	$50	$41	$9	20.8%
IMS	$25	$12	$13	113.7%
Corporate & Eliminations	$—	$—	$—	—%
Total Adjusted EBITDA	$140	$95	$45	47.2%
Adjusted EBITDA Margin:
AST	14.0%	10.4%	3.6%	35.1%
NC&C	9.9%	8.6%	1.3%	14.7%
IMS	6.7%	3.2%	3.4%	105.0%
Bookings:
AST	$420	$510	$(90)	(17.6%)
NC&C	$553	$756	$(202)	(26.8%)
IMS	$461	$326	$135	41.5%
Total bookings	$1,435	$1,592	$(157)	(9.8%)

AST
Revenue:
The AST segment continues to be a significant contributor to revenue growth with three months ended June 30, 2021 increasing by 10.4% or $23 million to $245 million from $222 million for three months ended June 30, 2020. The AST contribution to revenue for the six month ended June 30, 2021 was also strong resulting in an increase in revenue by 14.6% or $59 million to $464 million from $405 million for the six month ended June 30, 2020. This increase is primarily attributed to the transition to production and increased deliveries on our next generation soldier sensing programs, including our weapon sights and targeting systems coupled with continued upgrades of our existing ground vehicle sensing programs. Additionally revenues realized on our recently awarded Navy shipboard launch system component program also contributed to the revenue expansion as compared to the prior period.
Adjusted EBITDA and Adjusted EBITDA Margin:
AST’s Adjusted EBITDA increased by $12 million or 48%, from $25 million for three months ended June 30, 2020 to $37 million for three months ended June 30, 2021. This favorable trend can also be seen in the six months ended June 30, 2021 with Adjusted EBITDA increasing by $23 million or 55% from $42 million for the six month ended June 30, 2020 to $65 million for the six month ended June 30, 2021. The increase in Adjusted EBITDA drove our Adjusted EBITDA Margin from 11% to 15% for the three months ended June 30, 2020 to the three months ended June 30, 2021,respectively. Similarly our Adjusted EBITDA contribution drove an increase in Adjusted EBITDA Margins from 10% to 14% for the six months end June 30, 2020 as compared to the six months ended June 30, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA Margin is primarily due to revenue mix highlighted by the development to production transition on our soldier sensing programs, coupled with improved performance on legacy ground vehicle sensing and certain electronic warfare programs, coupled with an overall increase in revenue volume creating increased operational leverage for the segment.

Bookings:
The AST segment contributed $256 million and $420 million in new bookings for three - and six - months ended June 30, 2021, respectively. Bookings were down for both the three-and six-months ended June 30, 2021, by 25% or $86 million and 18% or $90 million as compared to the three- and six- months ended June 30, 2020. This was primarily due to the receipt of multi-year full year production awards for our next generation weapon sight and certain aircraft force protection programs received during the three and six months ended June 30, 2020.
NC&C
Revenue:
NC&C revenue decreased by $21 million or 8% to $244 million for the three months ended June 30, 2021 from $265 million for the three months ended June 30, 2020. Despite the revenue reduction for the quarter, NC&C revenue increased $26 million (5.3%) to $508 million for the six months ended June 30, 2021. This increase was primarily due to increased revenues realized on our ground vehicle ruggedized computing programs coupled with naval computing revenues derived from our recently awarded common display systems.
Adjusted EBITDA and Adjusted EBITDA Margin:
NC&C’s Adjusted EBITDA increased by $2 million, or 7.1%, from $22 million for three months ended June 30, 2020 to $24 million for three months ended June 30, 2021. Adjusted EBITDA increased by $9 million or 21% from $41 million for the six month ended June 30, 2020 to $50 million for the six month ended June 30, 2021. Adjusted EBITDA Margin increased from 8% for the three months ended June 30, 2020 to 10% for three months ended June 30, 2021. and from 9% to 10% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2021 respectively. The increase in Adjusted EBITDA for the six months ended June 30, 2020 is primarily due to the increased revenue output generating improved operational leverage. Additionally we realized improved program performance across our naval computing program portfolio resulting from our APEX efficiency program, driving further margin expansion.
Bookings:
The NC&C segment contributed $223 million and $553 million in new bookings for three- and six- months ended June 30, 2021 respectively. Bookings decreased for both the three- and six-months ended June 30, 2021 by (46%) or $(189) million and (27%) or $(202) million as compared to the three- and six- months ended June 30, 2020. This decrease was primarily due to the multi-year awards received on our ruggedized computing and diagnostic programs with the US Army and our common display systems award with the US Navy driving a reduction of $61 million and $77 million respectively, as compared to the prior six months ended June 30, 2020.
IMS
Revenue:
IMS segment revenue increased by $5 million or 2% to $174 million for the three months ended June 30, 2021 from $170 million for the three months ended June 30, 2020. Overall, IMS revenue increased for the six months ended June 30, 2021 by $15 or 4% to $375 million from $360 million for the six months ended June 30, 2020. This increase was primarily due to increased deliveries on our force protection programs highlighted by the newly awarded short range air defense programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $10 million or 312% to $7 million for three months ended June 30, 2021 from $(3) million for the three months ended June 30, 2020 with the trend continuing for the six months ended June 30, 2021. Adjusted EBITDA increased by $13 million or 114% from $12 million for the six month ended June 30, 2020 to $25 million for the six months ended June 30, 2021. Adjusted EBITDA Margin increased from (2%) for the three months ended June 30, 2020 to 4% for three months ended June 30, 2021. Adjusted EBITDA continued to drive increases in Adjusted EBITDA Margins from 3% to 7% for the six months ended June 30, 2020 to the six months ended June 30, 2021 respectively. The increased profitability is primarily due to improved performance on key design programs including our submarine electric propulsion programs, increased revenue and related operational leverage generated by progress on force protection programs noted above and continued program performance improvements as our development programs transition to production.
Bookings:
The IMS segment contributed $240 million and $461 million in new bookings for three- and six- months ended June 30, 2021 respectively. Bookings increased for both the three- and six-months ended June 30, 2021 by 49% or $79 million and 41% or $135 million as compared to the three- and six- months ended June 30, 2020. This was primarily due to increased bookings for our force protection products, including the production short range air defense program received from the US Army when compared to the three - and six - months ended June 30, 2020.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2021, was $91 million compared to $61 million as of December 31, 2020.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(185)	$(227)
Net cash provided by investing activities	84	68
Net cash provided by financing activities	132	206
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net increase in cash and cash equivalents	$30	$43
Free cash flow(1)	$(214)	$(259)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”

Operating Activities
Cash flows related to the operating activities improved by $42 million, reducing cash usage from $(227) million for the six months ended June 30, 2020 to $(185) million for the six months ended June 30, 2021. This was primarily due to higher net income as described above excluding non-cash items and a decrease in cash used to fund working capital for the six months ended June 30, 2021 when compared to six month ended June 30, 2020.
Investing Activities
Net cash provided by investing activities increased by $16 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $15 million in the amount of the advance being repaid by US Holding.
Financing Activities
Net cash provided by financing activities decreased by $(74) million for the six months ended June 30, 2021 versus June 30, 2020. The decrease was primarily related to a decrease in the net borrowings under our revolving credit facility due to improvements in profitability and working capital management as compared to the six months ended June 30, 2020.
Free Cash Flow
Free cash flow increased by $45 million to $(214) million for six months ended June 30, 2021 from $(259) million for the six months ended June 30, 2020. This was primarily due to the impact of higher net income as stated above of $19 million (excluding non cash items) and decrease in cash used to fund working capital for the six months ended June 30, 2021 when compared to three months ended June 30, 2020.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $150 million as of June 30, 2021. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt .
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $33 million as of June 30, 2021. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the six-month period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2021

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer