Form 10-Q
period 2021-09-30
Leonardo DRS, Inc.
filed 2021-11-12
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2021, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•The coronavirus pandemic (“COVID-19”) and related impacts on our business, financial condition and results of operations, including mandating our U.S.-based employees to be vaccinated to comply with President Biden’s executive order;
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
ii

•The occurrence of prolonged work stoppages;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020
Revenues:
Products	$606	$602
Services	114	117
Total revenues	720	719
Cost of revenues:
Products	(495)	(514)
Services	(94)	(83)
Total cost of revenues	(589)	(597)
Gross profit	131	122
General and administrative expenses	(73)	(72)
Amortization of intangibles	(3)	(3)
Other operating expenses, net	(2)	(10)
Operating earnings	53	37
Interest expense	(9)	(17)
Other, net	(1)	(1)
Earnings before taxes	43	19
Income tax provision	8	4
Net earnings	$35	$15

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.24	0.10

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020
Revenues:
Products	$1,738	$1,663
Services	321	289
Total revenues	2,059	1,952
Cost of revenues:
Products	(1,425)	(1,410)
Services	(240)	(205)
Total cost of revenues	(1,665)	(1,615)
Gross profit	394	337
General and administrative expenses	(225)	(214)
Amortization of intangibles	(7)	(7)
Other operating expenses, net	(7)	(14)
Operating earnings	155	102
Interest expense	(27)	(49)
Other, net	(1)	(4)
Earnings before taxes	127	49
Income tax provision	31	11
Net earnings	$96	$38

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.66	0.26

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Net earnings	$35	$15
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(3)	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(2)	15
Other comprehensive income (loss), net of income tax	(5)	16
Total comprehensive income	$30	$31
See accompanying Notes to Consolidated Financial Statements.

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net earnings	$96	$38
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	—	(3)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	7	14
Other comprehensive income (loss), net of income tax	7	11
Total comprehensive income	$103	$49
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$78	$61
Accounts receivable, net	96	102
Contract assets	788	672
Inventories	215	247
Related party note receivable	—	115
Prepaid expenses	30	33
Other current assets	18	33
Total current assets	1,225	1,263
Noncurrent assets:
Property plant and equipment, net	356	355
Intangible assets, net	54	60
Goodwill	1,071	1,057
Deferred tax assets, net	54	87
Other noncurrent assets	126	134
Total noncurrent assets	1,661	1,693
Total assets	$2,886	$2,956
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$124	$53
Accounts payable	285	478
Contract liabilities	160	177
Other current liabilities	263	267
Total current liabilities	832	975
Noncurrent liabilities:
Long-term debt	372	374
Pension and other postretirement benefit plan liabilities	69	88
Other noncurrent liabilities	83	92
Total noncurrent liabilities	$524	554
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(3,041)	(3,137)
Accumulated other comprehensive loss	(63)	(70)
Total shareholder's equity	1,530	1,427
Total liabilities and shareholder's equity	$2,886	$2,956

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$96	$38
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	44	40
Deferred income taxes	33	8
Other	(1)	(9)
Changes in assets and liabilities:
Accounts receivable	6	(37)
Contract assets	(116)	(59)
Inventories	32	(32)
Prepaid expenses	8	(11)
Other current assets	15	2
Other noncurrent assets	19	1
Defined benefit obligations	(12)	(2)
Other current liabilities	(7)	(1)
Other noncurrent liabilities	(18)	14
Accounts payable	(193)	(176)
Contract liabilities	(17)	(6)
Net cash used in operating activities	$(111)	$(230)
Investing activities
Capital expenditures	(42)	(37)
Business acquisitions, net of cash acquired	(14)	—
Proceeds from sales of assets	—	2
Repayments received (net of advances) on related party note receivable	115	100
Investment in unconsolidated affiliate	(1)	(3)
Net cash provided by investing activities	$58	$62
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(4)	(6)
Repayment of related party debt	(725)	(737)
Borrowings from related parties	800	924
Other	(1)	—
Net cash provided by financing activities	$70	$181
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	$17	$12
Cash and cash equivalents at beginning of year	61	86
Cash and cash equivalents at end of period	$78	$98
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
December 31, 2019	$1	$4,333	$(93)	$(3,222)	$1,019
Total comprehensive income (loss)	—	—	11	38	49
Balance as of September 30, 2020	$1	$4,333	$(82)	$(3,184)	$1,068

December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income (loss)	—	—	7	96	103
Balance as of September 30, 2021	$1	$4,633	$(63)	$(3,041)	$1,530

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is a wholly-owned indirect subsidiary of Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,” or “the Parent”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its direct sole ownership of Leonardo US Holding, Inc. (“US Holding”). US Holding is the direct and sole shareholder of the Company.
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
These capabilities directly align with our three reportable segments: Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 84% and 85% of our total revenues as an end-user for the third quarter and nine months of 2021, respectively, and 83% for the third quarter and nine months of 2020. Specific international and commercial market opportunities exist within these segments and make up approximately 16% and 15% of our total revenues for the third quarter and nine months of 2021, respectively, and 17% for the third quarter and nine months of 2020. Our three reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the third quarter and first nine months of 2021 and 2020 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheet as a component of other comprehensive earnings.
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
L.Goodwill
On January 1, 2018, we early adopted ASU 2017-04, Intangibles ‐ Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value and the carrying value of the reporting unit. Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both September 30, 2021 and December 31, 2020. The annual impairment test is conducted as of December 31. The Company did not identify any triggering events during the nine months ended September 30, 2021 or September 30, 2020. See Note 7: Goodwill for additional information regarding goodwill.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the third quarter of 2021 the Company acquired substantially all the assets of Ascendant Engineering Solutions (AES), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021 for a purchase price of $11 million with an additional of $5 million of contingent consideration predicated on the achievement of certain financial and operational targets.
AES designs, develops and manufactures high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (UAS) across U.S. military services. the company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition enables the integration of our own Electro-Optical and Infrared systems with the gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition has been accounted for as a business combination under FASB 805, Business Combinations, and has been consolidated into our Advanced Sensor Technologies segment.
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$(11)	$(30)	$(20)	$(63)
Total % of Revenue	1.6%	4.2%	1.0%	3.2%

The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability. The reduction to revenue for the three and nine month periods ended September 30, 2021 and September 30, 2020 was attributed primarily to certain submarine electric propulsion programs within our IMS segment.

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

(Dollars in millions)	September 30, 2021	December 31, 2020
Contract assets	$788	$672
Contract liabilities	160	177
Net contract assets	$628	$495
Revenue recognized in the three and nine month periods ended September 30, 2021 that was included in the contract liability balance at the beginning of each period was $11 million and $100 million, respectively. Revenue recognized in the three- and nine-month periods ended September 30, 2020 that was included in the contract liability balance at the beginning of each period was $19 million and $101 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our total backlog as of September 30, 2021, incorporating both funded and unfunded components:

Backlog:	September 30, 2021
(Dollars in millions)
Total Backlog	$3,152
We expect to recognize approximately 28% of our September 30, 2021 backlog as revenue over the next three months, with the remainder to be recognized thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$258	$230	$678	$585
International	19	31	60	73
Intersegment Sales	2	2	5	10
Total	$279	$263	$743	$668
Revenue by Customer Relationship
Prime contractor	$127	$125	$356	$311
Subcontractor	150	136	382	347
Intersegment Sales	2	2	5	10
Total	$279	$263	$743	$668
Revenue by Contract Type
Firm Fixed Price	$241	$230	$633	$573
Flexibly Priced(1)	36	31	105	85
Intersegment Sales	2	2	5	10
Total	$279	$263	$743	$668
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$226	$248	$707	$686
International	8	17	30	56
Intersegment Sales	5	2	10	7
Total	$239	$267	$747	$749
Revenue by Customer Relationship
Prime contractor	$219	$168	$545	$441
Subcontractor	15	97	192	301
Intersegment Sales	5	2	10	7
Total	$239	$267	$747	$749
Revenue by Contract Type
Firm Fixed Price	$197	$226	$650	$658
Flexibly Priced(1)	37	39	87	84
Intersegment Sales	5	2	10	7
Total	$239	$267	$747	$749
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographical Region
United States	$198	$188	$547	$532
International	11	6	37	20
Intersegment Sales	—	—	—	1
Total	$209	$194	$584	$553
Revenue by Customer Relationship
Prime contractor	$41	$69	$127	$195
Subcontractor	168	125	457	357
Intersegment Sales	—	—	—	1
Total	$209	$194	$584	$553
Revenue by Contract Type
Firm Fixed Price	$179	$151	$495	$448
Flexibly Priced(1)	30	43	89	104
Intersegment Sales	—	—	—	1
Total	$209	$194	$584	$553
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
Accounts receivable consist of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
Accounts receivable	$98	$104
Less allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$96	$102
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $24 million and $27 million at September 30, 2021 and December 31, 2020, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
Raw materials	$48	$52
Work in progress	166	193
Finished goods	1	2
Total	$215	$247
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
Land, buildings and improvements	$301	$294
Plant and machinery	212	186
Equipment and other	270	276
Total property, plant and equipment, at cost	783	756
Less accumulated depreciation	(427)	(401)
Total property, plant and equipment, net	$356	$355
Depreciation expense related to property, plant and equipment was $13 million and $37 million for the three- and nine-month periods ended September 30, 2021, and $11 million and $33 million for the three- and nine-month periods ended September 30, 2020, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	September 30, 2021	December 31, 2020
Salaries, wages and accrued bonuses	$66	$61
Fringe benefits	69	71
Litigation	10	10
Restructuring costs	2	1
Provision for contract losses	34	44
Operating lease liabilities	23	22
Other(1)	59	58
Total other current liabilities	$263	$267
Operating lease liabilities	$69	$81
Other(2)	14	11
Total other noncurrent liabilities	$83	$92
________________
(1)Consists primarily of taxes payable and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.
(2)Consists primarily of workers’ compensation liabilities and certain payroll taxes deferred under the CARES Act.
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	AST	NC&C	IMS	Total
Balance as of December 31, 2020	$363	$275	$419	$1,057
Acquisitions	14	—	—	14
Balance as of September 30, 2021	377	275	419	1,071

The acquisition increase is the result of acquiring substantially all the assets of Ascendant Engineering Solutions (AES), a gimbal producer located in Austin, TX. The purchase closed on July 28, 2021 for a purchase price of $11 million with an additional of $5 million of contingent consideration predicated on the achievement of certain financial and operational targets.
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
The following disclosure presents certain information regarding the Company's intangible assets as of September 30, 2021 and December 31, 2020. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(905)	$52	$957	$(899)	$58
Patents and licenses	8	(6)	2	7	(5)	2
Total intangible assets	$965	$(911)	$54	$964	$(904)	$60
Amortization expense related to intangible assets was $3 million and $7 million for the three- and nine-month periods ended September 30, 2021 and was $3 million and $7 million for the three- and nine-month periods ended September 30, 2020.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	September 30, 2021	December 31, 2020
Gross deferred tax assets	$118	$153
Less valuation allowance	(13)	(11)
Deferred tax assets	105	142
Deferred tax liabilities	51	55
Deferred tax assets, net	$54	$87

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $12 million and $14 million as September 30, 2021 and December 31, 2020, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
4.0% Term loan due December 31, 2021(1)		$—
7.5% Term loan due November 30, 2022(1)	139	139
5.0% Daylight term loan due October 15, 2024(1)	98	98
Borrowings under revolving credit facility(1)	75	—
Finance lease and other	160	163
Short-term borrowings	24	27
Total debt principal	496	427
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	496	427
Less short-term borrowings and current portion of long-term debt	(124)	(53)
Total long-term debt	$372	$374
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2022. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at September 30, 2021 and December 31, 2020 was $139 million. The fair value of this term loan at September 30, 2021 and December 31, 2020 was $183 million and $182 million, respectively; however, the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty. During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is the Company’s parent.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $98 million at September 30, 2021 and December 31, 2020 which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of September 30, 2021 and December 31, 2020, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of September 30, 2021 was $75 million and there was no balance on the Revolving Credit Facility as of December 31, 2020.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $60 million at September 30, 2021 and December 31, 2020, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At September 30, 2021 and December 31, 2020, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $31 million as of September 30, 2021, and December 31, 2020, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of September 30, 2021 and December 31, 2020, the Company recognized $24 million and $27 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended September 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1	2	—	—	—	—
Less Expected return on plan assets	(2)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	—	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	4	—	—	—	—
Net periodic benefit cost	$(1)	$5	$—	$—	$—	$—

The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the nine months ended September 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$4	$5	—	—	—	—
Less Expected return on plan assets	$(6)	$(6)	—	—	—	—
Amortization of net actuarial loss (gain)	$1	$2	(1)	—	—	—
Amortization of prior service cost	$—	$—	—	—	—	—
Settlement expense (income)	$—	$4	—	—	—	—
Net periodic benefit cost	$(1)	$5	$(1)	$—	$—	$—

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
Restructuring costs
We engaged in restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives we recorded charges totaling $1 million and $4 million for the nine months ended September 30,2021 and 2020 respectively. Costs incurred were related to employee termination and severance costs. Charges were recorded within other operating expenses, net, with the exception of costs incurred.

(Dollars in millions)
Balance at December 31, 2020	$1
Additional provision	1
Reversal and utilization	—
Balance as of September 30, 2021	$2
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended September 30, 2021:

(Dollars in millions)
Balance as of December 31, 2020	$17
Additional provision	12
Reversal and utilization	(11)
Balance as of September 30, 2021	18
Note 14. Related Party Transactions
The Company provides services related to certain of the U.S. operations of our parent and certain other of its affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $7 million and $22 million for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively and $3 million and $5 million for the three-month periods ended September 30, 2021 and September 30, 2020, respectively. The

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
receivables related to these transactions with the Parent and its other affiliates of $4 million and $6 million , respectively, and payables of $1 million and $10 million , respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of September 30, 2021 and December 31, 2020 the Company had advanced $0 million and $115 million to US Holding, which is presented on the balance sheet as a related party note receivable.
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
Certain information related to our segments for the three- and nine-month periods ended September 30, 2021 and September 30, 2020 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of September 30, 2021 and September 30, 2020 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the three- and nine-month periods ended September 30, 2021 and, September 30, 2020 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
AST	$279	$263	$743	$668
NC&C	239	267	747	749
IMS	209	194	584	553
Corporate & Eliminations	(7)	(4)	(15)	(18)
Total revenue	$720	$719	$2,059	$1,952

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in millions)	2021	2020	2021	2020
AST	$2	$2	$5	$10
NC&C	5	2	10	7
IMS	—	—	—	1
Total intersegment revenue	$7	$4	$15	$18
Depreciation by segment for the three- and nine-month periods ended September 30, 2021 and September 30, 2020 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
AST	$5	$5	$15	$14
NC&C	4	3	10	9
IMS	4	3	12	10
Total depreciation	$13	$11	$37	$33
Total assets by segment as of September 30, 2021 and December 31, 2020 consist of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
AST	$944	$862
NC&C	651	691
IMS	1,001	963
Corporate & Eliminations	290	440
Total assets	$2,886	$2,956

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Adjusted EBITDA
AST	$34	$38	$99	$80
NC&C	22	19	72	60
IMS	14	3	39	15
Corporate & Eliminations	—	2	—	2
Total Adjusted EBITDA	70	61	210	157
Amortization of intangibles	(3)	(3)	(7)	(7)
Depreciation	(13)	(11)	(37)	(33)
Restructuring costs	(1)	(2)	(1)	(4)
Interest expense	(9)	(17)	(27)	(49)
Transaction costs related to an anticipated offering of securities	—	—	(4)	—
Acquisition and divestiture related expenses	—	—	—	—
Foreign exchange	—	1	(1)	1
COVID-19 response costs	(1)	(9)	(6)	(11)
Non-service pension expense	—	—		(2)
Other one-time non-operational events	—	(1)		(3)
Income tax (provision) benefit	(8)	(4)	(31)	(11)
Net earnings (loss)	$35	$15	$96	$38

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the U.S. Department of Defense (“DoD”). The DoD is our largest customer. For the third quarter and first nine months of 2021, the DoD accounted for approximately 84% and 85%, respectively, of our business as an end-user. The revenues for the three- and nine-month periods ended September 30, 2021 are principally derived directly or indirectly from contracts with the U.S. Army, which represented 33% and 36%, respectively, and the U.S. Navy, which represented 31% and 31%, respectively, of our consolidated revenue, in each case consistent with historic trends.
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
Impacts of COVID-19 On Our Business
We are continuing to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) requires U.S. based federal contractors’ employees to have had their final vaccination dose by January 4, 2022, with exceptions including where an employee is legally entitled to an accommodation. We are taking steps to comply with the executive order, guidance and related contractual terms required by our customers. The Occupations Safety and Health Administration has announced that it is developing an emergency temporary standard for employers with 100 or more employees to ensure their workers are fully vaccinated or undergo weekly testing. State and local governments are also continuing to take actions related to the pandemic, imposing additional and varying requirements on our industry. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement new contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, including regarding a vaccine mandate, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers.
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
We continue to review our mitigation efforts to respond to the changing COVID-19 environment, and are engaged in planning and adapting to a future workforce for when the infection rates diminish. As reported for 2020, we incurred $12 million of expenditures to include paid leave, personal protective equipment and other cleaning measures, facility filtration systems and social and physical distancing efforts. From January 1, 2021 through September 30, 2021, we have incurred an additional $6 million of expenditures related to ensuring a safe work environment for our employees.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 84% and 85% of our consolidated revenue for the third quarter and first nine months of 2021, respectively, and 83% of our consolidated revenue for the third quarter and first nine months of 2020. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three- and nine-month periods ended September 30, 2021, U.S. government sales with the U.S. Army represented 33% and 36% and U.S. government sales with the U.S. Navy represented 31% and 31%, respectively, of our consolidated revenue. For the three- and nine-month periods ended September 30, 2020, U.S. government sales with the U.S. Army represented 31% and 38% and U.S. government sales with the U.S. Navy represented 28% and 33%, respectively, of our consolidated revenue.
The President’s Fiscal Year 2022 (“FY22”) budget request is still pending before Congress. Congressional defense committees have advanced various versions of authorization and appropriations bills, which are to be finalized before submittal to the President for signature into law.
The House Defense Appropriations Subcommittee recommended funding of $705.9 billion, about $10 billion more than last year’s funding level. The committee recommended $134.3 billion in base procurement funding, an increase of $1.7 billion above the FY22 budget request. The additional procurement funding would be allocated towards ground vehicles, aircraft, ships, munitions, and other equipment. The committee recommended $110.4 billion in research, development, test and evaluation (“RDT&E”) funding, which was $1.6 billion below the FY22 budget request, but above last year’s enacted level.
In July, the Senate Armed Services Committee approved its version of the FY22 National Defense Authorization Act (“NDAA”). The committee recommended adding an additional $25 billion over the President’s FY22 budget request, significantly increasing the authorized budget from $715 billion to $740 billion.
In September, the House Armed Services Committee approved its version of the NDAA. The committee recommended adding $23.9 billion to the overall FY22 budget request, which would increase the overall budget to $740 billion, in line with the Senate Armed Services Committee recommendation. On September 23, 2021, the House of Representatives approved the NDAA, setting it up for a conference with the Senate.

In October, the Senate Defense Appropriations Subcommittee recommended adding approximately $24 billion to the President’s FY22 budget request, which included significant procurement increases and additional RDT&E funding.
The FY22 budget request and committee recommendations address the global challenges the U.S. military faces, including competition with China and Russia. We believe these policy and funding priorities align well with our focused markets and investments, including in areas such as sensing, network communications, electronic warfare, force protection, and power and propulsion.

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
Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$720	$719	$2,059	$1,952
Bookings	484	950	1,919	2,542
Backlog	3,152	3,454	3,152	3,454
Adjusted EBITDA(1)	71	61	210	156
Adjusted EBITDA Margin(1)	9.8%	8.5%	10.2%	8.0%
Adjusted EPS(1)(2)	$0.25	$0.17	$0.73	$0.34
Free Cash Flow(1)	$109	$42	$(153)	$(267)

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
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the respective date presented:

Backlog:	September 30, 2021
(Dollars in millions)
Total Backlog	$3,152
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

Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net earnings (loss)	$35	$15	$96	$38
Income tax provision (benefit)	$8	$4	$31	$11
Amortization of intangibles	$3	$3	$7	$7
Depreciation	13	11	37	33
Restructuring costs	1	2	1	4
Interest expense	9	17	27	49
Transaction costs related to an anticipated offering of securities	—	—	4	—
Foreign exchange	—	(1)	1	(1)
COVID-19 response costs	1	9	6	11
Non-service pension expense	—	—	—	2
Other one-time non-operational events	—	2	—	3
Adjusted EBITDA	$71	$61	$210	$156
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
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net earnings (loss)	$35	$15	$96	$38
Transaction costs related to an anticipated offering of securities	$—	$—	$4	$—
COVID-19 response costs	$1	$9	$6	$11
Adjusted net earnings (loss)	$36	$24	$106	$49
Adjusted EPS (1)	$0.25	$0.17	$0.73	$0.34
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net Cash provided by (used in) operating activities	$138	$66	$(111)	$(230)
Capital expenditures	(29)	(24)	(42)	(37)
Proceeds from sales of assets	—	—	—	—
Free cash flow	$109	$42	$(153)	$(267)

Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities (for example, in response to the COVID-19 pandemic or related government mandates to contain and reduce its spread) could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
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
Impact of Change in Estimates on our Revenue Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$(11)	$(30)	$(20)	$(63)
Total % of Revenue	1.6%	4.2%	1.0%	3.2%
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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 15% of our revenue for the three and nine months ended September 30, 2021 which is consistent with prior year trends. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three- and nine-month periods ended September 30, 2021.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 84% of our total revenues for the third quarter and first nine months of 2021. Our remaining revenue is generated from service related contracts. Additionally, 86% of our revenue is derived from firm-fixed priced contracts for both the three- and nine-month periods ended September 30, 2021. This is consistent for both contract types when compared to product sales and firm-fixed priced sales of 84% and 86% ,respectively, for the three and nine months ended September 30, 2020.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the third quarter and first nine months of 2021 flexible priced contracts represented 14% of our total revenues.
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
Results from Operations

The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the third quarter and first nine months of 2021, as compared to the third quarter and first nine months of 2020. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

			September 30, 2021 vs. September 30, ,2020 Variance
(Dollars in millions, except per share amounts)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Total revenues	$720	$719	$1	0.1%
Total cost of revenues	(589)	(597)	$8	(1.4)%
Gross profit	$131	$122	$9	7.3%
Gross margin	18.2%	16.9%	1.2%	7.2%
General and administrative expenses	(73)	(72)	$(1)	1.4%
Amortization of intangibles	(3)	(3)	$—	7.1%
Other operating expenses, net	(2)	(10)	$8	(80.0)%
Operating earnings	$53	$37	$16	42.4%
Interest expense	$(9)	$(17)	$8	(47.1)%
Other, net	$(1)	$(1)	$—	—%
Earnings before taxes	$43	$19	$24	124.7%
Income tax provision	$8	$4	$4	100.0%
Net earnings	$35	$15	$20	131.3%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.24	$0.10	$0.14	131.3%
Diluted EPS(1)	$0.24	$0.10	$0.14	131.3%
Adjusted EPS(1,2)	$0.25	$0.17	$0.08	48.0%
Adjusted EBITDA(2)	$71	$61	$9	15.0%
Adjusted EBITDA Margin(2)	9.8%	8.5%	1.3%	14.9%
Backlog(2)	$3,152	$3,454	$(303)	(8.8%)
Bookings(2)	$484	$950	$(467)	(49.1)%
Free cash flow(2)	$109	$42	$67	158.8%
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

			September 30, 2021 vs. September 30, ,2020 Variance
(Dollars in millions, except per share amounts)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Total revenues	$2,059	$1,952	$107	5.5%
Total cost of revenues	(1,665)	(1,615)	$(50)	3.1%
Gross profit	$394	$337	$57	16.9%
Gross margin	19.1%	17.3%	1.9%	10.8%
General and administrative expenses	(225)	(214)	$(11)	5.1%
Amortization of intangibles	(7)	(7)	$—	2.9%
Other operating expenses, net	(7)	(14)	$7	(50.0)%
Operating earnings	$155	$102	$53	51.7%
Interest expense	$(27)	$(49)	$22	(44.9)%
Other, net	$(1)	$(4)	$3	(75.0)%
Earnings before taxes	$127	$49	$78	158.6%
Income tax provision	$31	$11	$20	181.8%
Net earnings	$96	$38	$58	151.8%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.66	$0.26	$0.40	151.8%
Diluted EPS(1)	$0.66	$0.26	$0.40	151.8%
Adjusted EPS(1,2)	$0.73	$0.34	$0.39	114.8%
Adjusted EBITDA(2)	$210	$156	$54	34.5%
Adjusted EBITDA Margin(2)	10.2%	8.0%	2.2%	27.6%
Backlog(2)	$3,152	$3,454	$(303)	(8.8)%
Bookings(2)	$1,919	$2,542	$(624)	(24.5)%
Free cash flow(2)	$(153)	$(267)	$114	42.6%
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

Our operating results for nine- months ended September 30, 2021 showed solid improvement from nine- months ended September 30, 2020. We generated revenue growth along with improved profitability generated from enhanced performance on development related programs coupled with an increase in our portion of revenue derived from full rate productions programs when compared to the prior nine month period ended September 30, 2020. Additionally, during the same period we reduced our cash usage over 42%. We also achieved a number of important program wins and performance milestones, all while maintaining our commitment to keep our employees as safe as possible and honoring our commitment to our service men and women.
Revenue of $2,059 million represented an organic increase of $107 million or 5.5% while operating earnings and net earnings grew $53 million (52%) and $58 million (152%) for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Adjusted EBITDA increased by $54 million (35%) while adjusted EBITDA margins also increased by 270 bps to 10.2% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

Revenue
Our revenue of $720 million increased $1 million or 0.1% over the three months ended September 30, 2020 while our nine month revenue of $2,059 million increased $107 million or 5% over the nine months ended September 30, 2020. The revenue expansion for the nine months ended September 30, 2021 is attributed to continued growth within our AST and IMS segments. This growth is partially offset by our NC&C segment whose revenue contribution was slightly behind the prior year results. Our AST segment increased revenues by $75 million or 11% driven by increased sales of our ground vehicle sensing programs as well as the successful progress on our next generation soldier sensing programs. Additionally, our IMS segment revenues increased by $31 million or 6% as compared to the prior year period primarily due to increased production activity on our power and propulsion components of the CVN 80/81 multi-year aircraft carrier award received the prior year and on our counter unmanned aerial threat production program with the US Army.
Cost of Revenues
Cost of revenue for the three months ended September 30, 2021 decreased $8 million or 1% from $597 million to $589 million when compared to the three months ended September 30, 2020, despite the increased revenue output realized during the period. Cost of revenue for the nine months ended September 30, 2021 increased by $50 million or 3% from $1,615 million to $1,665 million primarily due to increased revenue as described above. Offsetting the volume based year over year cost of revenue growth is improved contract performance, decreasing the cost of revenues as a percentage of revenue highlighted by continued cost savings generated from our operational excellence program, APEX, and the continued transition of development programs into production. The program transition and improved profitability is highlighted by our soldier sensing within our AST segment and our submarine electric propulsion programs within our IMS sector.
Gross Profit
Gross profit increased by $9 million or 7.3% to $131 million for the third quarter and $57 million, or 17% to $394 million for the nine months ended September 30, 2021 as compared to $122 million and $337 million for the three and nine months ended September 30, 2020 respectively. This was primarily due to increased revenue and improved program performance as noted above.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2021 increased by $1 million or 1% as compared to the three months ended September 30, 2020 and increased by $11 million or 5% for the nine-months ended September 30, 2021 as compared to the nine months ended September 30, 2020. As a percentage of revenue, general and administrative expenses decreased to 10.93% for the nine months ended September 30, 2021 from 10.96% for the nine months ended September 30, 2020. The primary drivers for the increase in general and administrative expenses were related to additional internal research and development investments intended to maintain and expand our market position into the future. In total our IR&D expenditures increased $2 million and $5 million for the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year. General and administrative expenses also increased due to costs required to operate as a public entity, including incremental accounting and audit fees as well as the recent expansion of our Board of Directors. Lastly, we incurred an incremental $4 million of transaction costs related to an anticipated offering of securities for the nine months ended September 30, 2021.
Other Operating Expenses, Net
Other operating expenses decreased by $8 million to $2 million in the three months ended September 30, 2021 when compared to $10 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 other operating expenses decreased by $7 million from $14 million for nine months ended September 30, 2020 to $7 million for nine months ended September 30, 2021. This decrease is primarily due to lower employee safety costs related to COVID-19.

Amortization of Intangibles
Amortization of intangibles of $3 million and $7 million for three and nine months ended September 30, 2021 were consistent with three and nine months ended September 30, 2020.
Operating Earnings
Operating earnings increased by $16 million and $53 million to $53 million and $155 million for three and nine months ended September 30, 2021 from $37 and $102 million for the three and nine months ended September 30, 2020. The increase was driven by a combination of increased revenue and improved program performance offset in part by increased general and administrative expenditures.
Interest Expense
Interest expense decreased in both the three and nine months ended September 30, 2021 by $8 million and $22 million respectively. This represented a 45% decrease to $27 million for the nine months ended September 30, 2021 from the prior year $49 million of interest expenditures realized for the nine months ended September 30, 2020. The reduction was primarily due to forgiveness of $300 million of principal on our 7.5% Term Loan debt that occurred in December of 2020 and a decrease in both the overall borrowing levels and rate on our variable rate revolving credit facility.
Other, Net
Other, net decreased for the nine months ended September 30, 2021 to $1 million from $4 million for the nine months ended September 30, 2020. This was primarily due to a reduction in foreign exchange and Pension related charges realized during the period. In the nine months ended September 30, 2020 our IMS segment realized a foreign exchange loss related to revaluation of certain Canadian dollar denominated receivables.
Earnings Before Taxes
Earnings before taxes increased by $24 million and $78 million to $43 million and $127 million for the three and nine months ended September 30, 2021, respectively, from $19 million and $49 million for the three and nine months ended September 30, 2020. The improved profitability resulted in a 159% increase in earnings before taxes for the nine months ended September 30, 2021 as compared to the prior year period. The increase was primarily due to an increase in operating earnings generated from increased revenue volume, improved program performance and a reduction in interest expense generated from the reduced debt obligations outstanding.
Income Tax Provision
Income tax provision increased by $4 million and $20 million to $8 million and $31 million for the three-and nine- months ended September 30, 2021, respectively, from $4 million and $11 million for the three-and nine- months ended September 30, 2020. This was primarily attributable to an increase in earnings before taxes of $24 million and $78 million for the third quarter and nine months ended September 30, 2021, respectively, as well as an increase in our estimated annual effective tax rate due to certain state law tax changes and an increase in estimated nondeductible expenses driven by expenditures in connection with a potential initial public offering as compared to the prior year.
Net Earnings
Net earnings increased by $20 million and $58 million to $35 million and $96 million for the three-and nine- months ended September 30, 2021, respectively, when compared to the three-and nine- months ended September 30, 2020. This was driven by increased earnings before taxes of $78 million offset by increased in income tax provision of $20 million as described above.

Basic and Diluted EPS
For the three and nine months ended September 30, 2021 there were no changes in the number of basic and diluted shares. No equity awards were issued during the three- and nine- month periods. As of September 30, 2021 and September 30, 2020 there were 145,000,000 shares of common stock outstanding, resulting in a basic and diluted EPS of $0.66 and $0.26 per share, respectively. The increase in EPS is attributed to the net earnings growth described above.
Adjusted EBITDA
Adjusted EBITDA increased by $9 million or 15% to $71 million for the three months ended September 30, 2021 and $54 million or 35% to $210 million for the nine months ended September 30, 2021 when compared to $61 million and $156 million for the three-and nine-months ended September 30, 2020, respectively. This was primarily due to the increase in gross profit attributed to revenue growth as described above and increased program performance across all three segments offset slightly by an increase in General & Administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin increased from 8.5% for the three months ended September 30, 2020 to 9.8% for the three months ended September 30, 2021 and from 8.0% for the nine months ended September 30, 2020 to 10.2% for the nine months ended September 30, 2021. This was primarily due to improved program performance and the transition of certain development programs into production driving margin expansion.
Adjusted EPS
For the three- and nine- month periods ended September 30, 2021 there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of September 30, 2021 there were 145,000,000 shares of common stock outstanding resulting in Adjusted EPS of $0.73. This increase of $0.39 from $0.34 for the nine months ended September 30, 2020 is attributed to the net earnings growth described above.
Backlog
Backlog decreased by $303 million to $3,152 million for the nine months ended September 30, 2021 from $3,454 million for the nine months ended September 30, 2020. The decrease is primarily attributable to the continued production work on significant contract awards received in the nine months ended September 30, 2020, including the multi-carrier power conversion award for our CVN80/81 platform, multi-year solider sensing programs received at our AST segment, and continued production work on active protection program in our IMS segment. These decreases were partially offset by awards for short range air defense programs awarded in the nine months ended September 30, 2021.
Bookings
We review bookings and backlog measures together when comparing current and prior periods as timing of incrementally funded contracts can vary based on customers’ authorization levels. These funding increments together with the duration of contracts received may create large fluctuations in bookings period over period and, therefore, we review bookings in conjunction with backlog trends. In line with the decreased backlog position described under “--Backlog” above, bookings for the nine month ended September 30, 2021 decreased by 25% or $624 million to $1,919 million as compared to $2,542 million for the nine month ended September 30, 2020. The decrease is attributable to all three segments due primarily to significant programs awarded in the first nine months of 2020. In the first nine months of 2020 our AST segment received multi-year full rate production awards in our soldier sensing and airborne force protection markets fueling the increased profitability noted above and our IMS segment received a multi-ship set award for power conversion for the CVN80/81 platform.
Free cash flow
Free cash flow improved by $114 million to $(153) million for the nine months ended September 30, 2021 from $(267) million for the nine months ended September 30, 2020. This was primarily due to the impact of higher net income as stated above of $19 million (excluding non cash items) and decrease in cash used to fund working capital for the nine months ended September 30, 2021 as compared to nine months ended September 30, 2020.
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

			Three Months Ended September 30, 2021 vs. September 30, 2020 Variance
	Three Months Ended September 30, 2021
(Dollars in millions)	2021	2020	$	%
Revenue:
AST	$279	$263	$17	6.3%
NC&C	$239	$267	$(28)	(10.5%)
IMS	$209	$194	$16	8.1%
Corporate & Eliminations	$(7)	$(4)	$(3)	80.0%
Total revenue	$720	$719	$1	0.1%
Adjusted EBITDA:
AST	$34	$38	$(4)	(11.3%)
NC&C	$22	$19	$3	18.3%
IMS	$14	$3	$11	(396.4%)
Corporate & Eliminations	$—	$2	$(2)	(105.0%)
Total Adjusted EBITDA	$70	$61	$8	13.2%
Adjusted EBITDA Margin:
AST	12.1%	14.5%	(2.4%)	(16.6%)
NC&C	9.2%	7.0%	2.2%	32.1%
IMS	6.6%	1.4%	5.2%	(359.1%)
Bookings:
AST	$184	$206	$(22)	(10.5%)
NC&C	$202	$218	$(16)	(7.4%)
IMS	$99	$527	$(428)	(81.3%)
Total bookings	$485	$951	$(466)	(49.0%)

			Nine Months Ended September 30, 2021 vs. September 30, 2020 Variance
	Nine Months Ended September 30,
(Dollars in millions)	2021	2020	$	%
Revenue:
AST	$743	$668	$75	11.3%
NC&C	$747	$749	$(2)	(0.3%)
IMS	$584	$553	$31	5.6%
Corporate & Eliminations	$(15)	$(18)	$3	(14.5%)
Total revenue	$2,059	$1,952	$107	5.5%
Adjusted EBITDA:
AST	$99	$80	$19	23.4%
NC&C	$72	$60	$12	20.0%
IMS	$39	$15	$24	168.3%
Corporate & Eliminations	$—	$2	$(2)	(105.0%)
Total Adjusted EBITDA	$210	$157	$53	33.9%
Adjusted EBITDA Margin:
AST	13.3%	12.0%	1.3%	10.9%
NC&C	9.6%	8.0%	1.6%	20.3%
IMS	6.7%	2.6%	4.0%	154.0%
Bookings:
AST	$604	$715	$(112)	(15.6%)
NC&C	$755	$974	$(219)	(22.5%)
IMS	$560	$853	$(293)	(34.4%)
Total bookings	$1,919	$2,542	$(623)	(24.5%)

AST
Revenue:
The AST segment continued to be a significant contributor to revenue growth with three months ended September 30, 2021 increasing by 6.3% or $17 million to $279 million from $263 million for three months ended September 30, 2020. The AST contribution to revenue for the nine months ended September 30, 2021 was also strong resulting in an increase in revenue by 11.3% or $75 million to $743 million from $668 million for the nine months ended September 30, 2020. This increase is primarily attributed to the transition to production and increased deliveries on our next generation soldier sensing programs, including our weapon sights and targeting systems coupled with continued upgrades of our existing ground vehicle sensing programs. Additionally revenues realized on our recently awarded Navy shipboard launch system component program also contributed to the revenue expansion as compared to the prior period.
Adjusted EBITDA and Adjusted EBITDA Margin:
AST’s Adjusted EBITDA decreased by $4 million or 11%, from $38 million for three months ended September 30, 2020 to $34 million for three months ended September 30, 2021. Despite the decrease in quarterly Adjusted EBITDA, Adjusted EBITDA for the nine months ended September 30, 2021 increased by $19 million or 23% from $80 million for the nine months ended September 30, 2020 to $99 million for the nine months ended September 30, 2021. The quarterly decrease in Adjusted EBITDA resulted in a corresponding decrease in our Adjusted EBITDA Margin from 14% to 12% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2021. Similarly, the increase in Adjusted EBITDA as compared to the the nine months ended September 30, 2020 resulted in a corresponding increase in Adjusted EBITDA Margin from 12% to 13% for the nine months end September 30, 2020 as compared to the nine months ended September 30, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA Margin is primarily due to revenue mix highlighted by the development to production transition on our soldier sensing programs, coupled with improved performance on legacy ground vehicle sensing and certain electronic warfare programs, coupled with an overall increase in revenue volume creating increased operational leverage for the segment. This increase in overall profitability was offset in part by increased investment in internal research and development related expenditures.

Bookings:
The AST segment contributed $184 million and $604 million in new bookings for three and nine months ended September 30, 2021, respectively. Bookings were down for both the three and nine months ended September 30, 2021, by 10% or $22 million and 16% or $112 million as compared to the three and nine months ended September 30, 2020. This was primarily due to the receipt of multi-year full year production awards for our next generation weapon sight and certain aircraft force protection programs received during the three and nine months ended September 30, 2020.
NC&C
Revenue:
NC&C revenue decreased by $28 million or 10% to $239 million for the three months ended September 30, 2021 from $267 million for the three months ended September 30, 2020. Although more favorable than the quarterly results, NC&C revenue decreased $2 million or 0.3% to $747 million for the nine months ended September 30, 2021. The decrease was driven by program transition to the next award on our submarine computing upgrade program with the US Navy and lower revenue on certain “off the shelf” naval electronics programs that were dilutive to our overall margin profile. This was offset in part by our continued market penetration realized on our ground vehicle ruggedized computing programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
NC&C’s Adjusted EBITDA increased by $3 million, or 18.3%, from $19 million for three months ended September 30, 2020 to $22 million for three months ended September 30, 2021. Adjusted EBITDA increased by $12 million or 20% from $60 million for the nine month ended September 30, 2020 to $72 million for the nine month ended September 30, 2021. Adjusted EBITDA Margin increased from 7% for the three months ended September 30, 2020 to 9% for three months ended September 30, 2021, and from 8% to 10% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021 respectively. The increase in Adjusted EBITDA for the nine months ended September 30, 2020 is primarily due to improved program performance across our naval computing program portfolio resulting from our APEX efficiency program, driving margin expansion.
Bookings:
The NC&C segment contributed $202 million and $755 million in new bookings for three and nine months ended September 30, 2021, respectively. Bookings decreased for both the three and nine months ended September 30, 2021 by 7% or $16 million and 22% or $219 million as compared to the three and nine months ended September 30, 2020. This decrease was primarily due to prior year multi-year awards received on our ruggedized computing and diagnostic programs with the US Army and our common display systems award with the US Navy.
IMS
Revenue:
IMS segment revenue increased by $16 million or 8% to $209 million for the three months ended September 30, 2021 from $194 million for the three months ended September 30, 2020. Overall, IMS revenue increased for the nine months ended September 30, 2021 by $31 million or 6% to $584 million from $553 million for the nine months ended September 30, 2020. This increase was primarily due to increased progress on our force protection programs highlighted by the newly awarded short range air defense programs as well as continued production efforts on the power conversion components on the CVN 80/81 contract award.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $11 million or 396% to $14 million for three months ended September 30, 2021 from $3 million for the three months ended September 30, 2020 with the trend continuing for the nine months ended September 30, 2021. Adjusted EBITDA increased by $24 million or 168% from $15 million for the nine month ended September 30, 2020 to $39 million for the nine months ended September 30, 2021. Adjusted EBITDA Margin increased from 1% for the three months ended September 30, 2020 to 7% for three months ended September 30, 2021. Adjusted EBITDA continued to drive increases in Adjusted EBITDA Margins from 3% to 7% for the nine months ended September 30, 2020 to the nine months ended September 30, 2021 respectively. The increased profitability is primarily due to improved performance on key design programs including our submarine electric propulsion programs, increased revenue and related operational leverage generated by progress on force protection programs noted above and continued program performance improvements as our development programs transition to production.
Bookings:
The IMS segment contributed $99 million and $560 million in new bookings for three and nine months ended September 30, 2021 respectively. Bookings decreased for both the three and nine months ended September 30, 2021 by 81% or $428 million and 34% or $293 million as compared to the three and nine months ended September 30, 2020. This decrease was primarily due to our IMS segment receiving a multi ship set award for power conversion components on the CVN80/81 platform in the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2021, was $78 million compared to $61 million as of December 31, 2020.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(111)	$(230)
Net cash provided by investing activities	58	62
Net cash provided by financing activities	70	181
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	$17	$12
Free cash flow(1)	$(153)	$(267)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”

Operating Activities
Cash flows related to the operating activities improved by $119 million, reducing cash usage from $(230) million for the nine months ended September 30, 2020 to $(111) million for the nine months ended September 30, 2021. This was primarily due to higher net income as described above excluding non-cash items and a decrease in cash used to fund working capital for the nine months ended September 30, 2021 when compared to nine month ended September 30, 2020.
Investing Activities
Net cash provided by investing activities decreased by $4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily attributable to the investment in AES and increased capital expenditures offset by an increase of $15 million in the amount of the advance being repaid by US Holding.
Financing Activities
Net cash provided by financing activities decreased by $(111) million for the nine months ended September 30, 2021 versus September 30, 2020. The decrease was primarily related to a decrease in the net borrowings under our revolving credit facility due to improvements in profitability and working capital management as compared to the nine months ended September 30, 2020.
Free Cash Flow
Free cash flow increased by $114 million to $(153) million for nine months ended September 30, 2021 from $(267) million for the nine months ended September 30, 2020. This was primarily due to the impact of higher net income as stated above of $20 million (excluding non cash items) and decrease in cash used to fund working capital for the nine months ended September 30, 2021 when compared to three months ended September 30, 2020.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $75 million as of September 30, 2021. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt .
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $33 million as of September 30, 2021. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance, however material changes in supplier pricing may have significant impacts in our ability to achieve our estimates to complete certain programs and thus our profitability levels. Please see “Risk Factors” in our registration statement on Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021, for further details.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the nine-month period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 13 to the unaudited Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. Risk Factors
Other than set forth below, there have been no material changes to the risk factors disclosed in our Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021.
The COVID-19 pandemic and related impacts have had and are likely to continue to have an adverse impact on our business, financial condition and results of operations.
We are continuing to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) requires U.S. based federal contractors’ employees to have had their final vaccination dose by January 4, 2022, with exceptions including where an employee is legally entitled to an accommodation. Although we are taking steps to comply with the executive order, guidance and related contractual terms required by our customers, these mandates could materially and adversely affect our financial condition, results of operations, cash flows and equity, including through employee attrition for us or our subcontractors.
State and local governments are also continuing to take actions related to the pandemic, imposing additional and varying requirements on our industry. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement new contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, including regarding a vaccine mandate, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers. All of these factors remain highly uncertain and unpredictable and could exacerbate other risks discussed in Item 1A. “Risk Factors” of our Form S-1, as amended (Registration No. 333-253583), which was declared effective by the SEC on March 23, 2021.

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
Date: November 12, 2021

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer