Form 10-K
period 2021-12-31
Leonardo DRS, Inc.
filed 2022-03-28
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had no publicly traded common equity securities as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting stock and non-voting common equity held by non-affiliates as of such date.

As of March 28, 2022, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if future performance and outcomes are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•The effect of inflation on our supply chain and/or our labor costs;
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

You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this filing, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Other risks, uncertainties and factors, including those discussed below under “Risk Factors” could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I

ITEM 1. BUSINESS
Overview
DRS is a leading provider of defense products and technologies that provide battlefield superiority today while shaping the battlefield of tomorrow for the U.S. military and our allies abroad. We offer a broad portfolio of products and services in our core technologies, including advanced sensing, electronic warfare (“EW”) and cyber, network computing, communications, force protection, and electrical power conversion and propulsion. Our positions in these markets have created a foundational base of programs within the DoD that has yielded five consecutive years of organic revenue growth. We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to win in tomorrow’s battlefields. We expect that our customer’s focus on countering growing near-peer threats from China and Russia while simultaneously pursuing a counter-terrorism strategy against asymmetric organizations and actors creates an opportunity for the core technologies that DRS provides.
DRS benefits from a 50-year legacy of designing and manufacturing innovative and differentiated products and solutions for military applications. From our earliest products that were sonar systems instrumental in detecting enemy submarines, to today’s best-in-class products including electro-optical sensors and electronic warfare systems, we have continually developed advanced technologies to address complex military challenges. We continue to target our investments toward high growth areas of the defense budgets. Our diverse array of defense systems and solutions are used across land, air, sea, space and cyber domains, and are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies and international military customers for deployment on a wide range of military platforms.
Our alignment with some of the nation’s top defense priorities to address the greatest threats to the U.S. has allowed us to achieve a 10% compounded annual growth rate (“CAGR”) in revenues from the year ended December 31, 2017 through the year ended December 31, 2021. This growth, which exceeded the DoD budget CAGR of 3.8% during this period, drove our annual revenue to approximately $2.9 billion for the year ended December 31, 2021. During the same five year period, our net earnings improved by $245 million to $154 million, our operating earnings grew $187 million to $236 million and our Adjusted EBITDA grew $129 million to $310 million (CAGR of 14%). Adjusted EBITDA is a non-GAAP measure. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net earnings in this Annual Report.
The U.S. future fighting force is expected to be increasingly autonomous across land, sea and air domains. Future platforms are also expected to require greater capabilities in sensing, computing, communications, self-protection, and power to allow them to reduce human behavior to improve reaction time, increase effectiveness and enhance soldier safety. Our core technologies enable optionally manned, autonomous platforms, and manned-unmanned teaming. Our customers are expecting platforms where sensor data can be fused, aggregated, and understood. Once situational understanding is achieved, it can be rapidly communicated to the command structure. This drive for increased autonomy is shifting value from the platform itself to its electronics and sensors. We are helping to shape these requirements by developing and offering smaller, integrated, and more modular (and thereby able to support a range of platforms and subsystems) and more capable systems using DRS’ core technologies.
Across the spectrum of multi-domain operations on the future battlefield, we believe DRS’ core capabilities in sensing, EW and cyber, network computing, satellite communications, force protection, and power and propulsion will help U.S. and allied military forces to maintain a strategic advantage over their enemies. DRS technology supports our customers’ heightened needs and is positioned to enable future battlefield platforms designed to maintain dominance.

Our company consists of eight business units which are organized as three operating segments: Advanced Sensor Technologies, Network Computing & Communications, and Integrated Mission Systems. Following is additional information on each our operating segments. For information regarding segment performance see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Advanced Sensor Technologies
Our Advanced Sensor Technologies segment provides world-class electro-optical sensor technologies, laser systems, EW & cyber systems, and intelligence and surveillance solutions to U.S. military and intelligence community customers. We are a leading provider of ground platform targeting and surveillance sensors. We are also a leading provider of soldier sensor systems in high priority modernization areas such as infrared imaging and precision targeting systems. Our infrared focal plane array foundry is recognized as a leading provider of high performance and small sized cryogenically cooled and uncooled detector arrays. We are also a leading and world-recognized provider of aircraft training instrumentation equipment and high-performance radio frequency receivers and transceivers for U.S. and international customers. Our EW and Cyber systems provide cutting edge capability across the broad frequency spectrum. Our quantum cascade laser (“QCL”) technology is used in military and commercial medical applications. Collectively, these sensor technologies provide our customers with a distinct battlefield advantage.
As part of the U.S. military’s strategy to increase effectiveness and system interconnectivity in today’s complex threat environment, the U.S. military is working to improve precision against military targets from a greater range. Increased sensor range and interconnectivity enables U.S. forces to detect threats from further away and deliver rapid, forceful responses more quickly. We have positioned ourselves as a market leader in advanced sensing on the most cutting-edge sensing systems programs by providing leading targeting and surveillance sensors, including electro-optical, infrared, EW, and advanced detection systems, for all types of platforms, including for use by individual soldiers. Our capabilities help ensure that the U.S. military remains the most effective fighting force in the world and can maintain dominance from a greater distance and at greater speed than ever before. Our established positions in sensing technologies coupled with the battlefield evolution aligns us for continued growth in this expanding market.
Advanced Sensor Technologies Products and Services
Sensors
Our advanced sensor technologies can provide the U.S. military with the capability for longer-range sensing and increased battlefield awareness. The U.S. military has identified specific needs for advanced sensor technology for ground vehicles to enhance battlefield understanding, vehicle protection and vehicle targeting capabilities. Our market-leading sensor products include third-generation infrared sensing, sensors for threat detection and situational awareness, which we believe position us well for these opportunities. We also provide uncooled focal plane arrays and brownout solutions (which are sensors that can see through blowing sand for helicopters). To further enhance our market position to address the U.S. military’s future needs, we recently acquired Ascendent Engineering Solutions (“AES”), an advanced small-form gimbal producer, which designs, develops and manufactures high-performance, stabilized, multi-sensor systems for the market of small unmanned aerial systems across military services.
Our complement of soldier sensor systems employs state-of-the-art sensors, precision targeting capabilities and optics designed to improve infantry combat effectiveness. We have produced a family of innovative electro-optical and infrared systems for soldiers, from our legacy imaging system, the Thermal Weapons Sight, to the next generation of thermal weapon sights being produced today. We believe that our current position on next-generation soldier precision targeting programs will enable us to compete effectively in this area of growing need. Our uncooled sensor technology also positions us well to support the future of soldier goggle systems.
Electronic Warfare (EW) & Cyber
Our significant technological capabilities and program experience in EW & Cyber offers the U.S. military integrated capabilities for multi-domain operations required to supplement kinetic warfare. We have developed mounted and dismounted EW systems, EW software and training systems and intelligence solutions across a broad range of platforms. We believe that our capabilities in integrated mounted and dismounted ground EW, exploitation and cyber-based multi-domain operations position us well in this area of growing DoD priority. We have also leveraged international EW programs to develop our capabilities for DoD offerings and have invested to meet developing U.S. Army and U.S. Marine Corps requirements for integrated solutions to address threats which are emanating from nation-states and violent extremist organizations.
Force Protection / Aircraft Survivability
Our Advanced Sensors Technology segment also features QCL technology which, along with our advanced two-color infrared sensors, have enabled us to support high-profile U.S. Navy contracts for advanced systems to protect aircraft from ground-launch missiles. We are also a critical partner on the U.S. Army’s common infrared countermeasures program and the next generation missile warning program.
Other Advanced Sensor Technologies Capabilities
Our aircraft training instrumentation systems were selected for the high-profile Joint Strike Fighter program that has been the leading U.S. and allied forces military air platform in development over the past two decades. We are also a leading provider of the aircraft training instrumentation which deploy on both legacy and modern aircraft and are required for aircraft training programs.
Network Computing & Communications
Our Network Computing & Communications segment provides advanced defense electronics solutions across warfare domains. Our technologies and products are used on military platforms, end-to-end network communication systems, satellite services and cyber security solutions. We are a leading provider of ruggedized computing equipment, having provided more than 135,000 total advanced tactical computing units for ground combat platforms and command post operations through December 31, 2021. For the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution equipment, radar, and rugged naval control systems, which are present on naval surface and subsurface combatant vessels. Across the full spectrum of our network computing capabilities, we have leadership positions at both the product and sub-systems levels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable. As a result of this capability, we are positioned as one of the leading providers of secured commercial satellite communications to the U.S. military.
In order to be able to rapidly respond to emerging future threats, the U.S. military has focused on requiring interconnectivity of sensors and responses. This effort is driven in part by the U.S. military’s Joint All-Domain Command and Control (JADC2) program which has the goal of enhancing connectivity across all branches of the military. We believe with our embedded position within network computing and satellite communications systems that support U.S. armed forces DRS is well positioned to meet these goals in multi-domain operations. DRS has also provided advanced tactical computing systems for ground combat vehicles and command post operations for more than two decades and is a leading provider of advanced ruggedized computing equipment for the warfighter today. Battlefield management and platform communications systems require secure rugged computing solutions that are interconnected with combat air forces and naval computing infrastructure to support multi-domain operations. Based on its legacy of advancement and its current positions in battlefield computing and communications systems, we believe DRS is well positioned to support this effort.
Network Computing & Communications Products and Services
Network Computing
Our network computing products and solutions provide communications capabilities in support of the military’s need for greater situational understanding for the warfighter and permits data to be transmitted securely from command centers to forward-positioned military platforms and dismounted soldiers. Encrypted data and cyber protection capabilities aim to ensure that the data U.S. forces receive is trusted and protected from enemies. This capability is intended to allow forces to be more mobile and geographically dispersed while operating with immediate access to trusted information.
We provide an array of network computing products and sub-systems that bring trusted and resilient communications and computational resources to U.S. and international military forces, allowing them to rapidly share data and improve situational understanding. We provide trusted computing systems for ground vehicles, naval computing infrastructure, network and data distribution programs, rugged naval computational and control systems and networked communications. Our Mounted Family of Computing Systems (“MFoCs”) and MFoCs-II, the second generation, have earned us a reputation as a leading provider of mounted battle management systems hardware in the U.S. We have invested in cyber defense and trusted computing capabilities over the past several years to protect information at the edge of the battlefield.
We have also transformed our legacy of naval display and computing equipment over the past several years, to secure a position as a leading provider of surface combat system components, submarine combat systems and command and control system components. We provide Command, Control, Communications, Computers and Intelligence (“C4I”) equipment for the U.S. Navy, including those that will be upgraded as the fleet continues to modernize. For submarines, we provide hardware which is planned to be upgraded continuously on a regular update cycle.
Satellite Communications
Satellite communications systems provide data to U.S. warfighters around the globe and are expected to increasingly utilize satellite constellations at all orbits for redundancy, lower latency, expanded bandwidth and security. We provide terrestrial and satellite communications for the U.S. Army, U.S. Navy, U.S. Special Forces, and intelligence communities, as well as secure and reliable communications for the U.S. military’s forward-deployed forces.
We are the prime contractor for two of the U.S. military’s top five commercial satellite communications programs, including its largest, serving special operations forces with terrestrial and space satellite bandwidth. Our contracts on these programs make us one of the largest satellite communications providers for the U.S. military. We believe that our legacy and outstanding reputation with the U.S. military will enable us to continue to be a leading communications provider for all DoD services.
Integrated Mission Systems
Our Integrated Mission Systems segment provides critical force protection, vehicle integration, transportation and logistics and electrical control, distribution and conversion, and ship propulsion systems to the U.S. military and allied forces. As the U.S. military continues to defend our national security interests across the globe, our technologies and systems help protect U.S. forces and assets against increasingly sophisticated and proliferating threats. Our force protection systems, including solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems used to defend ground combat vehicles help protect service members and military assets from these growing threats, highlighted by the recent deployment of the Mission Equipment Package (“MEP”) for the Maneuver Short-Range Air Defense (“M-SHORAD”) program by the U.S. Army.

We also provide power control, distribution, conversion and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine as well as other advanced equipment to the U.S. Navy, U.S. Coast Guard, and international navies including hybrid electric drive propulsion systems, energy storage, gas turbine packages, nuclear instrumentation and controls, and thermal management and refrigeration equipment.
Current and future platforms require more power than before as a result of the advancement of directed energy weapons, increased on-board computing, and increased sensing. As a result, these platforms must be able to adapt their propulsion to the situation around them, increase their stealth in a threatened environment, or speed to the objective if unthreatened. Our IMS segment provides technologies that fulfill these needs for power and have developed propulsion for various platform types. For example, as the U.S. Navy fleet grows, we expect that it will require new forms of integrated power systems. Our electrical drive technology provides the ability to direct energy to these evolving needs and adapt propulsion based on an evolving threat situation. These capabilities can also be used on unmanned platforms. As a leading provider of next-generation electrical propulsion components and systems for the U.S. Navy, we believe DRS has the technology to provide electrical power capabilities to service the future fleet’s needs.
Integrated Mission Systems Products and Services
Force Protection
Our force protection systems protect service members and military assets around the world as they continue to face increasingly sophisticated threats. We provide force protection products which include solutions for counter-unmanned aerial systems, short-range air defense systems, and active protection systems. These systems can be used to protect military bases, aircraft, ships and ground combat vehicles.
DRS is an integrator of systems in ground vehicles for short-range air defense, counter-UAS, and vehicle survivability and protection. This integrator role includes utilizing radars, EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, and kinetic countermeasures for short-range air defense. We believe that our contract to provide the TROPHY™ Active Protection System (APS) to the U.S. Army positioned us well to provide future vehicle protection systems. Our short-range air defense mission equipment package and mounted counter-unmanned aerial systems integrate technologies that have been recently deployed to defend our service men and women in some of the most contested regions in the world.
Naval Power and Propulsion
Our naval power and propulsion capabilities help provide the U.S. military with next-generation power capabilities for the future fleet. DRS is currently a leading provider of next-generation electrical propulsion components and systems for the U.S. Navy, including on the Columbia-class submarine program which is integral to the United States’ deterrence strategy and is the U.S. Navy’s highest priority program. We believe the increased sensing, self-protection, directed energy, communications and computing needs for the warfighter require significantly higher levels of mobile power than in the past. DRS electrical power generation, conversion, storage and distribution and on-board vehicle power solutions are well suited to meet those needs. Beyond electrification of its fleet, we expect that the U.S. Navy will require increased power to expand and modernize its vessels, including for the introduction of directed energy weapons.
We have developed common power electronics building blocks used in a number of power conversion, distribution, and energy storage systems on multiple naval platforms. Combined with our additional products including high-efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, advanced cooling technologies, and a new state of the art manufacturing and electrical test facility in Menomonee Falls, Wisconsin, we believe DRS is well positioned to meet the needs of an increasingly electrified fleet. DRS is also a leader in other marine propulsion equipment including gas turbine packages for a wide variety of U.S. and international naval platforms. We provide advanced Hybrid Electric Drive systems for U.S. and international navy applications that enable increased warfighting capability and reduction in fuel consumption and emissions, which are aligned with global green initiatives. DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment for nuclear propulsion systems, electrical actuation systems, and thermal management systems for weapons, electronics and ship stores refrigeration. DRS also provides selected equipment such as nuclear controls and instrumentation, cooling systems, and permanent magnet motors to commercial markets.
Transportation and Logistics
DRS is a provider of transportation and logistics solutions for the DoD, including bridging systems, cargo loaders and trailers. Our Tunner and Halvorsen programs have provided the U.S. Air Force with rapidly deployable, high-reach mechanized aircraft loaders that can lift up to 60,000 and 25,000 pounds, respectively, of cargo onto military aircraft. The Joint Assault Bridge program positions us well as the U.S. Army and its allies are looking to expand its battlefield mobility. We believe that our legacy position in heavy military trailers will allow us to win new opportunities as the U.S. Army looks for increased solutions. We also have capabilities in military fuel and water handling and distribution which can support U.S. military forces in a variety of challenging forward deployed environments.
Customers
The U.S. government is by far our largest customer with revenues derived directly, or indirectly from the U.S. government representing 86%, 84% and 89% of our total revenue for the years ended December 31, 2021, 2020, and 2019 respectively. Our U.S. government sales are highly concentrated with the DoD which make up the overwhelming majority of our U.S. government revenue for any given year, including 86% of our business for the year ended December 31, 2021. Our sales to the DoD are principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy representing 38% and 31%, respectively, of our total revenues for the year ended December 31, 2021.
As a mid-tier defense company with a diverse portfolio of technology that includes offerings at the component, sub-system and system level, we are able to approach each market opportunity with flexibility as to provide the most value to our customers and other stakeholders. This market flexibility allows us to serve as either prime contractor or a subcontractor on key contracts based on the competitive dynamics of each opportunity. For the year ended December 31, 2021 our revenue consisted of 48% as a prime contractor direct with the government and 52% as a subcontractor.
The remaining 14% of our revenues for the year ended December 31, 2021, were derived from sales to foreign governments as well as commercial type sales within the U.S. and abroad. Our international sales consist primarily of transactions with foreign governments for military applications. In total we have generated sales to international customers of $158 million, $223 million, and $120 million for the years ended December 31, 2021, 2020 and 2019 respectively.
Defense Market Competition
We operate in a highly competitive environment. In the military sector, we compete with large, mid-tier and smaller defense companies as well as some non-traditional companies on the basis of product performance, cost, overall value, delivery schedule, embedded positions, innovation, and reputation. Our products are sold in markets in which several of our competitors are substantially larger than we are, enabling them to devote greater resources to research and development. These larger competitors generally have more financial resources, allowing them to better withstand challenging operating conditions. We also face a variety of competitors which vary across our segments and specific products. to gain new business, we also often team with, are supplier to, or find other ways to work with these competitors. Although we compete with different companies in each of our segments, our key competitors include Raytheon Technologies, L3Harris, BAE Systems, Teledyne/FLIR, Cubic and Elbit Systems, among others. We generally compete on the basis of:
•Our product breadth, performance, adaptability and price:
•Our reputation for prompt, flexible, and responsive contract performance;
•Our installed base of existing products and track record as a trusted partner;
•Our ability to react to customer and market trends;
•Our strong core technology capabilities and accumulated technical knowledge and expertise;
•Our highly experienced management team and talented workforce; and
•The capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.
Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.
U.S. Defense Market Trends
The DoD budget, the largest defense budget in the world, has grown at a CAGR of 3.8% from Fiscal Year (“FY”) 2017 to 2021, reflecting an increasing shift in priorities from a focus on global terrorism to emerging threats from more sophisticated and technologically advanced adversaries requiring enhanced capabilities across the DoD. The DoD is our largest customer and, for the year ended December 31, 2021, accounted for approximately 86% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 38% and 31%, respectively, of our total revenues for the year. We believe that this strong recent growth and future expectations in our core areas of high technology provide a solid path for continued growth of our business.
President Biden’s administration has identified the key threats America faces, which emanate from great powers and regional adversaries, and also from non-state actors and extremists. The DoD FY 2022 budget request for $715 billion prioritizes China and its military modernization as America’s key pacing challenge, while simultaneously addressing the continued threat from global terrorism. This budget request was similar to the prior administration’s projected budget of $722 billion. However, both the Senate and the House of Representatives Armed Services Committees recently submitted bipartisan bills that increase the FY2022 defense budget authorization by an additional $25 and $24 billion, respectively, resulting in DoD authorization of $740 billion. The appropriations bills from the Senate and the House of Representatives increased DoD levels above the budget request resulting in appropriations for the DoD of $751 billion. This represents a significant increase of $46 billion over the prior year’s level.

We believe the DoD priorities, which will likely be further shaped by the recent Russian invasion of Ukraine, combined with the FY2022 budget request, authorization and appropriations bills align with DRS’ product offerings and our ability to innovate our core technology and investment focus.
In addition to the U.S. market, DRS has important positions internationally in the Middle East, U.K., Australia, Korea and Taiwan in areas such as Tactical Battlefield Management Systems, Thermal Weapons Sites, Combat Aircraft Training and Power and Propulsion programs, among others.
Manufacturing and Supplies
Our manufacturing processes for our products include the assembly of purchased components and subsystems and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other materials, wire and cables and subsystems including, but not limited to, off-the-shelf components such as servers, computers and peripherals. In addition, many of our products use castings and machined housings.
The manufacturing process for certain of our optic products includes the grinding, polishing and coating of various optical materials and the machining of metal components. Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components we expect that other sources would be available; however, added cost and manufacturing delays might result. We occasionally experience delays attributable to supply shortages and quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, for our optical products, certain materials, such as rare earth materials, germanium, and zinc sulfide may not always be readily available.
Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. If our sources of supply are disrupted, particularly in instances where we rely on only one or two sources of supply, our ability to meet our customer commitments could be adversely impacted. We attempt to mitigate risks with our suppliers by entering into long-term agreements and leveraging company-wide agreements to achieve economies of scale and by negotiating flexible pricing terms in our customer contracts. To date, despite the market challenges, we have not experienced significant disruptions in our financial results or customer delivery commitments stemming from our ability to obtain the materials and components necessary for our business operations. We expect that the micro-electronics will continue to present a challenge to our business although we anticipate the ability to mitigate the majority of the potential risk.
Intellectual Property
We have patents on certain of our technologies and methods, semiconductor devices, rugged computer-related items and electro-optical and infrared focal plane array products, in addition to other technologies and methods. We and our subsidiaries have certain registered trademarks, none of which are considered material to our current operations. We also hold certain trade secrets without formal patent filings in order to protect them from disclosure. We believe our patent position and intellectual property portfolio in the aggregate are valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trade secret, trademark or copyright.
When we work on U.S. government contracts or use funding of the U.S. government, the U.S. government may have contractual rights to data for our technologies, source code and other developments associated with such government contracts. Records of our data rights are typically maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by other U.S. government contractors is subject to negotiation from time to time between us and the U.S. government. The extent of the U.S. government’s data rights to any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product. While we may retain rights over any technology, product or intellectual property that we develop under U.S. government contracts or using funding of the U.S. government, this requires us to take timely affirmative measures to preserve our right.
Contracts
We derive a significant portion of our revenue from long-term programs and programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A significant percentage of our revenue is derived from programs that are in the production phase. We also derive revenue from contracts on which we serve as either prime contractor or subcontractor. For the years ended December 31, 2021, 2020, and 2019, revenues were approximately even between contracts on which we served as prime contractor and subcontractor in our AST segment, whereas in our NC&C segment the majority of our segment revenues are driven from prime contract positions generating approximately 73%, 61%, and 64%, of segment revenue respectively. Conversely at our IMS segment majority of our revenues are generated from subcontractor positions which account for 82%, 66% and 52% for the years ended December 31, 2021, 2020 and 2019 respectively. We determine our prime versus subcontract position based on our competitive position, likelihood of contract win and overall profit contribution.
While the majority of our revenue is derived from the U.S. government and DoD, within this we have a diverse business mix with limited dependence on any single contract. No single contract represented more than 10% of revenues for the years ended December 31, 2021, 2020 and 2019.
The amount of our revenues attributable to our contracts by contract type during the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
($ in millions)	2021	2020	2019
Firm fixed price..................................................................................................................	$2,498	$2,408	$2,334
Flexibly priced(a)..................................................................................................................	$381	$370	$381
a.Includes revenue derived from time and materials contracts.
Typically we enter into three types of contracts: fixed price contracts, cost-plus contracts and time and material (“T&M”) contracts (cost-plus contracts and T&M contracts are aggregated above as flexibly priced contracts). and our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are sometimes of the cost-plus-type, and service contracts are sometimes of the time and materials type. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio. Fixed-price contracts may provide for a fixed price or they may be fixed-price-incentive-fee contracts. Under fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under fixed-price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.
Cost-plus type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits. Unlike fixed-price contracts in which we are committed to deliver without regard to cost, cost-plus contracts normally obligate us to use our best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. government procurement regulations typically result in lower profits for cost type contracts because of our reduced risk. Under cost-plus-incentive-fee contracts, an additional incentive fee awarded may be based on cost or performance. When the incentive is based on cost, the contract specifies that we are reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee, and adjustment formulae are agreed upon when the contract is negotiated. In the case of performance-based incentives, we are reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, cost-plus-incentive-fee contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, we are reimbursed for costs and receive a fixed fee, which is negotiated and specified in the contract. Time-and-material type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on time-and-material type contracts include amounts for the cost of direct labor, indirect contract costs and profit.
For the majority of our contracts, revenues are recognized using an over time, cost-to-cost accounting method, with revenue recognized based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. For contracts accounted for in this way, our reported revenues may contain amounts which we have not billed to customers if we have incurred costs, and recognized related profits, in excess of billed progress payments.
Under U.S. GAAP, contract costs, including allowable general and administrative expenses on certain government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (“FAR”) and the defense supplement (“DFARS”), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.
Our defense contracts and subcontracts that require the submission of cost or pricing data are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The DCAA performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on cost-type or price redeterminable-type contracts on a yearly basis. Approval of an incurred cost submission can take from one to three years from the date of the submission of the contract cost.
U.S. government contracts are, by their terms, subject to termination by the U.S. government for either convenience or default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. If a contract termination is for default, however, the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government. In these circumstances, the U.S. government is not liable for excess costs incurred by us in procuring undelivered items from another source.
In addition to the right of the U.S. government to terminate U.S. government contracts, such contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is typically only partially funded, and additional funds normally are committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved.
Joint Ventures, Strategic Investments and Mergers and Acquisitions

From time to time we enter into strategic joint ventures, investments and mergers and acquisitions. We hold a 51% ownership interest in Advanced Acoustic Concepts (“AAC”), a joint venture with a subsidiary of Thales S.A., which provides sonar systems and components, acoustic training systems, and other underwater systems. AAC engages in development of technology, products, and systems and also licenses technology and products from Thales for adaptation to the U.S. market when the opportunities are present. DRS provides support to AAC in the areas of security, export control, human resources, information technology, and at times, financing, among others. DRS chairs the joint management committee and, together with Thales, reviews and approves their business, financials, and business plans, including investments. AAC provided no cash dividends to DRS for the year ended December 31, 2021 and 2020 respectively resulting from the uncertainty of the COVID-19 impact on operations but did receive $3 million year ended December 31, 2019.
In June 2017, we acquired Daylight Solutions for a purchase price of $150 million in cash. Daylight Solutions designs and manufactures infrared Quantum Cascade Laser solutions that supplement the infrared sensors already in DRS’ portfolio. Together these two capabilities address the growing force protection needs for aircraft and ground vehicles by allowing them to sense threats and then enact countermeasures for certain classes of enemy missiles, thus saving lives. The acquisition of Daylight also allowed DRS to address markets unrelated to force protection, again by combining the infrared lasers with infrared sensors. To address the growing demands to sense further, and to increase situational understanding, these two capabilities allow for longer-range threat detection.
We also hold an approximately 10% interest in Hoverfly Technologies, Inc. (“Hoverfly”), which designs, develops and manufactures power-tethered unmanned aerial systems and related products. Pursuant to the terms of our agreement with Hoverfly, we increased our investment in Hoverfly from 7% to 10% in Q2 2021 and may increase our investment beyond 10%, at our option. We have also entered into an exclusive manufacturing and teaming agreement with Hoverfly.
Seasonality
We do not consider any material portion of our business to be seasonal. However, our cash flows lack linearity with a majority of cash receipts generally occurring in the fourth quarter of our fiscal year. Various factors can affect the distribution of our revenues and cash flows between accounting periods, including the federal government’s budget cycle based on its October-to-September fiscal year, the timing of government awards, the availability of government funding, the timing of costs incurred (including when materials are received), product deliveries and customer acceptance.
Research and Development
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred. Company-funded R&D costs charged to cost of revenues totaled $48 million, $41 million and $31 million in 2021, 2020 and 2019, respectively.
Legislation and Regulation
As a U.S. government contractor, we (and our subcontractors and others with whom we do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements increase our performance and compliance costs and risks and regularly evolve. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, recovery of employee compensation costs, counterfeit parts, anti-human trafficking, specialty metals and conflict minerals) can significantly increase our costs and risks and reduce our profitability. If we fail to comply with procurement regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, any of which could have a material adverse effect on our business, financial condition and results of operations. See Part I Item 1A. “Risk Factors—Risks Relating to Our Business—We are subject to a number of procurement, international trade, and other rules regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions” in this Annual Report.
We (again, including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the Export Control Reform Act, including the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated such requirements, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. See Part I Item 1A. “Risk Factors—Risks Relating to Our Business—We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities affecting our reputation, business, financial condition and results of operations” in this Annual Report. Except as described in Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements, we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations, financial condition or liquidity. It is possible, however, that the ultimate resolution of the matters discussed under Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements could result in a material adverse effect on our results of operations for a particular reporting period, any of which could have a material adverse effect on our business.
Backlog
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.

	December 31,
(Dollars in millions)	2021	2020	2019
Backlog:
Funded(1)	$2,510	$2,847	$2,547
Unfunded(1)	351	444	297
Total backlog(1)	$2,861	$3,291	$2,844
________________
(1)See Part I Item 1A. “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Human Capital Management
Our company consists of approximately 6,575 people all committed to upholding the core values of the company including integrity, quality, customer focus, diversity and inclusion and innovation. Our commitment to ethical business practices is outlined in our Code of Ethics & Business conduct (the “Code”). The Code applies to all employees and establishes our expectations for appropriate business conduct is a variety of scenarios. Once a year, all employees must confirm their commitment to our ethics program by providing confirmation they will adhere to the Code.
Due to the highly specialized nature of our business, our workforce is highly innovative and we maintain a culture that fosters and rewards growth, problem-solving, technology development and process improvements. We have approximately 1,350 engineers who work on programs in sensing, electro-optical infrared systems, laser systems, network computing, communications systems, integration and power propulsion. Our employees maintain over 2,000 security clearances to allow engineers and management to carry on business activities for our customers’ classified programs. We recognize that our success as a company depends on our ability to attract, develop and retain a qualified workforce with an emphasis on a strong commitment to diversity and inclusion. As such, we promote the health, welfare and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive and equitable compensation. We recognize and reward the performance of our employees and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.
Safety in our workplaces is paramount. Across our businesses, we take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help reduce incidents and illnesses and comply with governing health and safety laws. These efforts continue to be of the utmost importance as we address the ongoing challenges presented by the COVID-19 pandemic.
Our strong commitment to diversity, inclusion, succession planning and training has fostered a highly collaborative and motivated work force. Our commitment to diversity includes our Diversity Advisory Group geared at improving diversity and inclusiveness so that we look like the communities in which we operate. We have targeted increases in minority hiring and expanding women in the workforce.
Our values motivate us to promote strong workplace practices with opportunities for development and training. Our training and development efforts focus on ensuring that the workforce is appropriately trained on critical job skills as well as leadership behaviors that are consistent with our core values. We conduct rigorous succession planning exercises to ensure that key positions have the appropriate level of bench strength to provide for future key positions and leadership transitions. We listen to our workforce to assess areas of concern and levels of engagement.
Governance Structure

As a U.S. defense contractor with high level personal and facility security clearances, DRS, our immediate parent Leonardo US Holding and our ultimate parent Leonardo S.p.A. have entered into an agreement with the DoD to mitigate against the potential for undue foreign ownership control and influence (“FOCI”) on the performance of classified programs by implementing various limitations on US Holding’s and Leonardo S.p.A.’s rights as the direct stockholder and ultimate foreign parent company of DRS, respectively. Specifically, US Holding has authorized certain cleared U.S. persons to operate as its proxies and exercise the key prerogatives of stock ownership. The proxy agreement requires that DRS have the financial and operational ability to operate as an independent entity under an independent board of directors, subject to certain limited, enumerated consent rights of the majority stockholder (including material mergers and acquisitions and incurrence of debt). For additional information, see Part III., Item 13. “Certain Relationships and Related Transactions—Relationship with Leonardo S.p.A.—Proxy Agreement” in this Annual Report.
Our Ultimate Parent
Leonardo S.p.A., a global high-technology company, is among the top ten world players in Aerospace, Defense and Security and Italy’s main industrial company. Organized into five business divisions, Leonardo S.p.A. has a significant industrial presence in Italy, the United Kingdom, Poland and the USA, where it also operates through subsidiaries such as DRS (defense electronics), and joint ventures and partnerships as: ATR, MBDA, Telespazio, Thales Alenia Space and other minor entities. Leonardo S.p.A. competes in the most important international markets by leveraging its areas of technological and product leadership (Helicopters, Aircraft, Aerostructures, Electronics, Cyber Security and Space). Listed on the Milan Stock Exchange (under the trading symbol “LDO”), in 2021 Leonardo S.p.A. recorded consolidated revenues of €14.1 billion and invested €1.8 billion in Research and Development. The group has been part of the Dow Jones Sustainability Index (“DJSI”) since 2010 and was named as sustainability global leader in the Aerospace & Defense sector of DJSI for the third year in a row in 2021.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Our website is https://www.leonardodrs.com.

ITEM 1A.RISK FACTORS
You should consider carefully the risks and uncertainties described below, as well as other information contained in this Annual Report, including our financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business. The risks described below are not the only ones facing us, and are not necessarily presented in the order of importance. The list of summary risk factors below should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks we face.The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. In any such case, the trading price of our common stock could decline. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks and uncertainties described below.
Summary Risk Factors
•We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.
•Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
•The COVID-19 pandemic and related impacts have had and are likely to continue to have an adverse impact on our business, financial condition and results of operations.
•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
•We are subject to the U.S. government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.
•We depend on U.S. government contracts, which often are only partially funded and are subject to immediate termination. The termination or failure to fund one or more of these contracts could have a material adverse impact on our business, financial condition and results of operations.
•We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.
•We are subject to a number of procurement, international trade, and other rules, regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions.
•The U.S. government’s organizational conflict of interest rules could limit our ability to successfully compete for new contracts or may require us to exit or wind down certain existing contracts, any of which could adversely affect our business, financial condition, results of operations and prospects.
•The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices.
•We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.
•We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations.
•Our business may be harmed if we are unable to appropriately manage our inventory.

•Our working capital requirements and cash flows are extremely variable and subject to fluctuation, which could have a material adverse effect on our business, financial condition and results of operations.
•We cannot predict future capital needs, the sufficiency of our current financing or our ability to obtain additional financing if we need it.
•The agreements governing our debt may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have an adverse impact on our business, financial condition and results of operations.
•To service indebtedness and fund other cash needs, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
•We face intense competition and may suffer losses if we fail to compete efficiently.
•We depend in part upon our relationships and alliances with industry participants in order to generate revenue, which involves risks and uncertainties.
•Contractual disputes with industry participants or the inability of our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
•We are susceptible to a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems or of those we operate for our customers.
•We may be at greater risk from terrorism and other threats to our physical security and personnel, than other companies.
•Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, our ability to introduce new or enhanced products and to enter into new markets.
•Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet our contractual obligations could adversely affect our business, financial condition, results of operations, reputation and future prospects.
•We may not be able to fully exploit or obtain patents or other intellectual property protections necessary to secure our proprietary technology.
•Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•We remain subject to reputational and other risks as a result of the conviction of the chief executive officer of Leonardo S.p.A. on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena.
•Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate.
•Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations.
•We may not be successful in obtaining the export licenses necessary to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.
•Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our business, financial condition and results of operations.
•We could be liable for certain tax liabilities, including tax liabilities of US Holding and its subsidiaries, under tax law and the tax allocation agreement.
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

•Our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.
•We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
•CFIUS may modify, delay or prevent our future acquisition or investment activities.
•Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions. We also have ongoing obligations in favor of Leonardo S.p.A.
•Some of our contracts with the U.S. government are classified, which may limit investor insight into portions of our business.

Risks Relating to Our Business
We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with all branches of the U.S. military. Revenues derived directly or indirectly from contracts with the U.S. government represented approximately 86%, 84% and 89% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 38% and 31%, respectively, of our total revenues for the year ended December 31, 2021. Because our customer base is concentrated within the U.S. defense industry, any disruption or deterioration in our relationship with the U.S. government and its prime contractors, or any change in the U.S. government’s willingness to commit substantial resources to the continued purchase of our products, could significantly reduce our revenues and have a material adverse impact on our business, financial condition and results of operations.
Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
The availability of U.S. government funding for significant programs in which we participate may be impacted by a number of factors beyond our control including the overall federal budget, changes in spending priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on starting new programs) and the permissible level of federal debt. These factors may also delay purchasing or payment decisions by our customers. In the event government funding for significant programs in which we participate becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. U.S. government priorities and spending levels have fluctuated and may continue to fluctuate over time. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities whether due to changes in defense spending levels, the threat environment, procurement strategy, military strategy and planning and/or changes in social, economic or political priorities, including in response to the COVID-19 pandemic. As the DoD budget represents the largest part of the federal discretionary budget, it is possible that the various COVID-19 relief legislative actions might exert downward pressure on defense spending, as well as other non-defense discretionary outlays. The U.S. government may also delay, modify or cancel ongoing competitive bidding processes, procurements and programs, as well as change its acquisition strategy. A significant shift in government priorities, programs or acquisition strategies could have a material adverse impact on our business, financial condition and results of operations.

Considerable uncertainty exists regarding future budget and program decisions, including U.S. defense spending priorities, what challenges budget reductions will present for the defense industry, whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2022 and thereafter, and how the Biden administration will approach those decisions through the budgeting process. The U.S. government’s budget deficit and the national debt could significantly affect government budgeting priorities and could have an adverse impact on our business, financial condition and results of operations in a number of ways, including the following:
•the U.S. government could reduce or delay its spending on, or reprioritize its spending away from, defense programs in which we participate;
•U.S. defense spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels;
•we may experience reduced or delayed orders or payments or other responses to economic difficulties experienced by our customers and prospective customers, including U.S. Federal, state and local governments; and
•the U.S. government could reduce the outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, such as proposals to limit contractor access to sensitive or classified information and work assignments.
The COVID-19 pandemic and related impacts have had and are likely to continue to have an adverse impact on our business, financial condition and results of operations.
In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. government. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it is impacting our workforce, communities, suppliers, subcontractors and customers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected, and is expected to continue to adversely affect, our business operations, and could materially and adversely affect our business, financial condition and results of operations.
In addition to volatility in the overall demand environment for our products, systems and services, we restricted the operations in our facilities, and we may again to restrict operations if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. We also implemented enhanced health leave benefits and incurred other costs related to the COVID-19 pandemic. We incurred $6 million and $12 million of expenditures for December 31, 2021 and December 31, 2020, respectively to ensure a safe work environment for our employees. Although we offset a portion of the cash impacts from COVID-19 pursuant to Section 3610 of the Coronavirus Aid, Relief and Economic Securities Act (the “CARES Act”), allowing for a deferral of social security payroll tax payments and pension related contributions, we may not be able to fully offset COVID-19 related costs. We are designated as an essential business in the primary jurisdictions in which we operate, but if we lose that designation we may be subject to additional restrictions on our operations. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition—Business Overview and Considerations—Impacts of COVID-19 On Our Business” in this Annual Report.
The COVID-19 pandemic has the potential to significantly impact our supply chains, including our access to vital products and services we source from suppliers and vendors. Our supply chains could be impacted if the operations of our suppliers, logistics and other service providers are disrupted, temporarily closed or experience worker shortages. In particular, we rely on smaller suppliers for some materials and underlying components needed for our products and these suppliers may be particularly vulnerable to

COVID-19 related disruptions. To the extent that there is a slow-down in production from our suppliers, limiting our own production capacity, this could adversely affect our revenues and profit for a reporting period or beyond. Further, the COVID-19 pandemic could cause delay, or limit the ability of the U.S. government and other customers to perform, including in making timely payments to us. Any effect on our suppliers, other service providers and customers could materially adversely impact our business, financial condition and results of operations.
The COVID-19 pandemic has had, and may continue to have, a significant impact on the availability of electric and electronic components, including micro-electronics. The world-wide impact of the pandemic, including the lack of forecasting accuracy by the world’s largest microelectronics manufacturers has caused shortages for automotive manufacturers to defense contractors. While the capacity and forecasting accuracy is expected to improve over time, the demand for microelectronics may continue at a pace that exceeds those corrections. We have been able to forecast and reserve components with long enough notice to minimize impacts to revenue, but this could change due to dynamic market conditions. These effects could materially adversely impact our business, financial conditions and results of operations.
On September 9, 2021, President Biden released an executive order that requires all employees of federal contractors to be vaccinated. In light of certain court orders, the office of management and Budget has stated that the U.S Government will not take action to enforce the requirements of the executive order at this time. If ultimately upheld, there is a risk that some of our employees will not comply and have to be replaced. Our employees are highly skilled, have critical knowledge, and in some cases have security clearances to be able to work on highly sensitive programs. These employees will not be easy to replace, if required by the regulations implementing this executive order.
The extent to which the COVID-19 pandemic, or any mutation of this virus or a new virus that necessitates a similar national response, will impact us in the future will depend on numerous evolving factors and developments that we are unable to predict, including: the severity and transmission rate of the virus(es); the duration of the outbreak, including the risk of a resurgence of the virus in areas in which it appears to have been contained; the extent and effectiveness of containment actions; governmental, business and other actions (which could include limitations on our operations or mandates to provide products, systems or services); the continued success of measures taken by governmental authorities worldwide to stabilize the markets and support economic growth, which is unknown and may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity; the impacts on our supply chain; the impact of the pandemic on economic activity; the effects of additional business or facility closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of remote working environments and other conditions such as shelter-in-place and similar orders that apply to our employees and business partners, among others. In addition, disruptions in the credit or financial markets or impacts on our credit ratings from the pandemic could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. This situation continues to evolve, sometimes rapidly, and additional impacts may arise that we are not aware of currently.
The impacts of the COVID-19 pandemic may exacerbate other risks described in this section, any of which could have a material adverse impact on our business, financial condition and results of operations.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts please see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
For the years ended December 31, 2021, 2020, and 2019, approximately 87%, 87% and 86%, respectively, of our revenue was derived from fixed-price contracts. We assume financial risk on fixed-price contracts due to the risk of potential cost overruns, particularly for firm fixed-price contracts in which we assume all of the cost burden. Our failure to anticipate risks or technical problems, estimate costs accurately or control costs during performance will reduce our profit or cause a loss on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foresee ability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, engineering or development challenges, fluctuations in raw materials prices, higher than expected inflation, increased labor costs, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer significant losses if the customer terminates our contract. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. For further information, see “—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.” Our results of operations depend on our ability to maximize our earnings from our contracts. Cost overruns could have a material adverse impact on our business, financial condition and results of operations.
We are subject to the U.S. government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.
We require a facility security clearance to perform on classified contracts for the DoD and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including, among others, the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts. The Defense Counterintelligence and Security Agency (the “DCSA”) manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the lifecycle of a respective facility clearance.
We require certain facility and personnel security clearances to perform our classified U.S. government business. Any facility not audit ready, not staffed by appropriately cleared personnel, and/or that fails a routine inspection places that contract in jeopardy. As such, we must comply with the requirements of the NISPOM and other applicable U.S. government industrial security regulations, including extensive requirements related to cybersecurity. If we were to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to us under the terms of classified contracts), or if one or more of our facility or personnel security clearances is invalidated or terminated, we may not be able to continue to perform our existing classified contracts and may not be able to enter into new classified contracts, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, which could have a material adverse impact on our business, financial condition and results of operations.
Additionally, the NISPOM requires that a corporation maintaining a facility security clearance be effectively insulated from FOCI. A company is considered to be operating under FOCI whenever a foreign interest has the power, direct or indirect, whether or not exercised, and whether or not exercisable, to direct or decide matters affecting the management or operations of that company in a manner that may result in unauthorized access to classified information, may adversely affect the performance of classified contracts, or may undermine U.S. security or export controls.
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of US Holding which, in turn, owns 100% of the voting power of our outstanding common stock . As a result, we are deemed to be under FOCI. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement, which we have done by entering into a proxy agreement, dated as of October 26, 2017, with the DoD. For additional information on the terms and requirements of the proxy agreement, see “—We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.”
While we currently mitigate FOCI under the proxy agreement, the DoD reserves the right to impose such additional security safeguards as it believes necessary in order to prevent unauthorized access to classified and controlled unclassified information and any U.S. government agency may deny or revoke our access to classified and controlled unclassified information under its jurisdiction if it considers it necessary to protect national security. Failure to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of our facility security clearances, which in turn would mean that we would not be able to perform under current or enter into future contracts with the U.S. government requiring facility security clearances.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with each of the service branches. Revenues derived directly or indirectly from contracts with the U.S. government were approximately 86%, 84% and 89% for the years ended December 31, 2021, 2020, and 2019, respectively. If we fail to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement or otherwise fail to comply with the NISPOM, this could have a material adverse impact on our business, financial condition and results of operations. For further information, see “—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
We depend on U.S. government contracts, which often are only partially funded and are subject to immediate termination. The termination or failure to fund one or more of these contracts could have a material adverse impact on our business, financial condition and results of operations.
Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to Congressional appropriations. U.S. government appropriations in turn are affected by general U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis, which runs from October 1 to September 30. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business. The loss of revenues from our possible failure to obtain renewal or follow-on contracts may be significant because we depend on the U.S. government for a significant portion of our revenues. For further information, see “—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
In addition, U.S. government contracts may generally be terminated, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our contracts. Because a significant portion of our revenue depends on our performance and payment under our contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition and results of operations.
In addition to termination for convenience, U.S. defense contracts are generally also terminable for default based on performance. Termination by the U.S. government, or one of its prime contractors, of a contract due to default could in addition to the loss of future revenue obligate us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default could also impair our reputation and our ability to compete for other contracts which could have a material adverse impact on our business, financial condition and results of operations. Additionally, our U.S. government contracts are heavily regulated and subject to audit and negative audit findings could result in the termination of these or other contracts or the failure to receive future awards, see “—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.”
The U.S. government also has the ability to stop work under a contract for a limited period of time for its convenience. It is possible that the U.S. government, or one of its prime contractors, could invoke this ability across a limited or broad number of contracts. In the event of a stop work order, contractors are typically protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract plus a reasonable fee. However, such temporary stoppages and delays could introduce inefficiencies and result in financial and other damages for which we may not be able to receive full recovery. They could also ultimately result in termination of a contract (or contracts) for convenience or reduced future orders.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.
We depend on U.S. government contracts, which are heavily regulated and subject to audit by the U.S. government and its agencies, such as the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), the DoD Inspector General, and others. These agencies review performance on government contracts, direct and indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review compliance with government standards for our business systems and the adequacy of our internal control systems and policies. Negative findings related to our business and accounting systems and financial controls and capability could result in our ineligibility for future cost-plus contracts. Costs ultimately disallowed or found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. We record contract revenue based on costs on which we expect to be paid after any final audit. However, we do not know the outcome of any future audits and adjustments in advance, and we may be required to reduce our revenue or profits materially upon completion and final negotiation of audits. As a result of certain cost reduction initiatives across our industry, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. For example, the thresholds for certain allowable costs in the U.S., including compensation costs, have been significantly reduced; the allowability of other types of costs are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the Company.
If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, termination of contracts, forfeiture of profits or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate, with significant financial impact. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our business partners and suppliers.
Additionally, we are reviewed and rated by our government clients on a contract by contract basis. The receipt of a negative review on one contract could cause us reputational harm and adversely affect our ability to win future contracts.
Due to our reliance on government contracts, negative audit findings or reviews for one or more of these contracts could have a material adverse impact on our business, financial condition and results of operations.
We are subject to a number of procurement, international trade, and other rules regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions.
As a U.S. government contractor, we (and our subcontractors and others with whom we do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements increase our performance and compliance costs and risks and regularly evolve. New laws, regulations or procurement requirements or changes to current ones (including, for example, evolving and strengthening regulations related to cybersecurity, privacy, recovery of employee compensation costs, counterfeit and/or substitute parts, anti-human trafficking, organizational conflicts of interest, specialty metals and conflict minerals) can significantly increase our costs and risks and negatively affect our results of operations.
If we fail to comply with procurement regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, any of which could have a material adverse effect on our business, financial condition and results of operations.
We (again, including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations,

the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. While we have implemented compliance programs that are intended to avoid violations of these federal laws, regulations and requirements, given the nature of our operations and the constant evolution of applicable laws, regulations and requirements, we may not be able to prevent future violations. If we are found to have violated such laws, regulations or requirements, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
If we or those with whom we do business do not comply with the laws, regulations and processes to which we are subject or if U.S. government practices or requirements change significantly, including with respect to the thresholds for allowable costs, it could affect our ability to compete and adversely impact our business, financial condition and results of operations.
The U.S. government’s organizational conflict of interest rules could limit our ability to successfully compete for new contracts or may require us to exit or wind down certain existing contracts, any of which could adversely affect our business, financial condition, results of operations and prospects.
Past efforts by the U.S. government to reform its procurement practices have focused, among other areas, on the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest, and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:
•impaired objectivity during performance;
•unfair access to non-public information; or
•the ability to set the “ground rules” for another procurement for which the contractor competes.
A focus on organizational conflicts of interest issues has resulted in legislation and regulations aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. These organizational conflicts of interest regulations have led to increased bid protests related to arguments to disqualify or overturn awards based on conflict grounds.
Future legislation and regulations may increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that organizational conflicts of interest laws, regulations and rules limit our ability to successfully compete for new contracts or task orders with the U.S. government and/or commercial entities, or require us to exit certain existing contracts or wind down certain existing contracts, either because of organizational conflicts of interest issues arising from our business or because companies with which we are affiliated, including Leonardo S.p.A. and its subsidiaries (including US Holding), or with which we otherwise conduct business create organizational conflicts of interest issues for us, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices.
Our industry has experienced, and we expect will continue to experience, significant changes to business practices globally as a result of an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so. For example, in connection with these cost reduction initiatives the U.S. government is pursuing alternatives to shift additional responsibility and performance risks to the contractor. Changes in procurement practices favoring incentive-based fee arrangements, different award criteria, non-traditional contract provisions and government contract negotiation offers also may affect our results of operations and predictability. The U.S. government has been pursuing and may continue to pursue these and other policies that could negatively impact our profitability and adversely impact our business, financial condition and results of operations.
We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.
We enter into forward pricing rate agreements with our U.S. government clients that establish specific direct and indirect rates to be used in pricing all contracts with the applicable government agency for a specified period of time. This requires us to estimate the costs that we will incur in connection with future contracts. Failure to accurately estimate the costs that we will incur including as a result of changes in underlying assumptions, circumstances or estimates may materially reduce our profit or cause a loss on these contracts and adversely impact our business, financial condition and results of operations.
Additionally, accounting for our contracts requires judgment relative to assessing costs, including costs associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size, nature and performance period of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for supplies and materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely impact our business, financial condition and results of operations.
We may not realize the full value of our total estimated remaining contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations.
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. We evaluate bookings which we define as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government. As of December 31, 2021, our total remaining contract value was approximately $2,861 million with bookings of $2,595 million. We historically have not realized all of the revenue included in our total contract value or bookings, and we may not realize all of the revenue included in our total contract value or bookings in the future. There is a higher degree of risk in this regard with respect to unfunded backlog. In addition, there can be no assurance that our total bookings will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in total contract value and bookings are subject to various contingencies, including Congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in total estimated contract value and bookings may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available. Our failure to replace canceled or reduced bookings could have a material adverse impact on our business, financial condition and results of operations. See “—We have unfunded obligations under our pension plans, and we use estimates in accounting for our pension plans and changes in our estimates could adversely affect our financial condition and results of operations.”
Our business may be harmed if we are unable to appropriately manage our inventory.
We are subject to the risk that the inventory we carry may decrease in value over time due to, among other things, changes in customer priorities and needs. Any increase in the level of inventories of finished goods, components and raw materials that we carry, including due to any failure to replace cancelled or reduced backlog or other shortfalls in anticipated sales, may increase our risk of inventory obsolescence and corresponding inventory write-downs and write-offs, and such amounts could be material. If we are unable to appropriately manage our inventory balances it could have a material adverse impact on our business, financial condition and results of operations.
Our working capital requirements and cash flows are extremely variable and subject to fluctuation, which could have a material adverse effect on our business, financial condition and results of operations.
Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to significant fluctuations. Historically we have had negative cash flows in some quarters of the year, and we expect this pattern to continue in the future. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. If we are unable to manage fluctuations in cash flow, it could have a material adverse impact on our liquidity, as well as on our business, financial condition and results of operations. Factors which could result in fluctuations in our working capital and cash flows include:
•the quantity of product and service sales revenue achieved;
•the margins achieved on sales of products and services;
•the timing and collection of receivables;
•the timing and size of inventory and related component purchases;
•the timing of payment on payables and accrued liabilities; and
•the adequacy of our current financing arrangements and access to additional financing.
We cannot predict future capital needs, the sufficiency of our current financing or our ability to obtain additional financing if we need it.
Our operations are capital intensive and we rely heavily on financing, including working capital financing, such as factoring and supply chain financing. We may also enter into other types of financings in the future, including bank and bond financing. Although we believe that our available cash resources, together with our retained earnings, are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements, we might in the future need to raise additional funds to, among other things:
•fund our operations;
•address fluctuations in cash flow (including negative cash flow periods);
•support more rapid growth of our business;
•develop new or enhanced products and solutions;
•respond to competitive pressures; and
•acquire companies or technologies.
We cannot guarantee that we will continue to be able to extend existing working capital financing on commercially reasonable terms or at all and we might be unable to obtain additional financing, if needed, on terms acceptable to us, if at all. In the past we have been reliant on our parent company for financing. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. We may be required to obtain the consent of US Holding in order to obtain financing and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.” The existing debt obligations of Leonardo S.p.A., which contain restrictions applicable to subsidiaries of Leonardo S.p.A., including us, may also negatively impact our ability to obtain additional financing on terms acceptable to us, if at all. In addition, any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. These limitations could have a material adverse impact on our business, financial condition and results of operations.
The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have an adverse impact on our business, financial condition and results of operations.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness.
The terms of our financing arrangements may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:
•borrow money or guarantee debt;
•create liens;
•pay dividends or acquire our capital stock;
•make investments and acquisitions;

•enter into, or permit to exist, contractual limits on the ability of our subsidiaries to pay dividends to us;
•enter into new lines of business;
•enter into transactions with affiliates; and
•sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants that may be in our financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions.
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service indebtedness and fund other cash needs, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to pay principal and interest on our anticipated debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of our company and our subsidiaries. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we are unable to make payments or we are unable to refinance the debt or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•equity offerings;
•reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or
•negotiations with our lenders to restructure the applicable debt.
Some of our variable-rate indebtedness uses LIBOR as a benchmark for establishing the rate. LIBOR is expected to be discontinued after 2021 and will be replaced with an alternative reference rate. The consequence of this development cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our anticipated indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our anticipated indebtedness on or before maturity. We may not be able to refinance any of our anticipated debt on commercially reasonable terms, or at all.
We face intense competition and may suffer losses if we fail to compete efficiently.
We operate in highly competitive markets and compete with many large, small and mid-tier defense contractors, including, at times, our customers, based on performance, cost, overall value, delivery and reputation. Our competitors continuously seek to expand their business relationships with the U.S. government and will continue these efforts in the future, and the U.S. government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor Indefinite Delivery Indefinite Quantity (“IDIQ”), Government wide Acquisition Contracts, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. Many of our larger competitors have significantly greater financial resources than we do and have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, including as a result of substantial industry consolidation, which increased the market share of certain of our competitors and enabled them to take advantage of economies of scale and develop new technologies. These larger competitors may also benefit from supply chain leverage and pricing flexibility, including, in some cases, the ability to price contracts at a loss, due to their size. Larger competitors, for example, may decide to pursue contracts typically won by mid-tier contractors, such as us. Additionally, our smaller competitors may have lower overhead rates than we do, enabling them to compete effectively on pricing against mid-tier contractors such as us. A number of these competitors are also our suppliers and customers. Additionally, some customers, including the DoD, are increasingly purchasing “off the shelf” components from commercial suppliers in lieu of using traditional defense contractors to design and manufacture such items.
We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.
Preferences or set-asides for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. We would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
We depend in part upon our relationships and alliances with industry participants in order to generate revenue, which involves risks and uncertainties.
We rely on the strength of our relationships with other industry participants, including major prime contractors and small businesses, to form strategic alliances and we have entered, and expect to continue to enter, into joint venture, teaming, partnership, subcontractor and other arrangements. These activities involve risks and uncertainties, including the risk that a joint venture or applicable entity fails to satisfy its obligations, which may result in certain liabilities to us from guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts and the business arrangements generally. In some cases, these relationships are subject to exclusivity arrangements which subject us to the risk that we may be forced to forego superior opportunities with a different partner. In addition, particularly where we act as a subcontractor and form teaming arrangements in which we and other contractors bid on particular contracts or programs, we often lack control over fulfillment of a contract and poor performance on the contract could impact our customer relationship, even when we perform as required. If partners in teaming arrangements suffer financial difficulties, face compliance or other reputational issues or fail to comply with the law, we may be adversely affected to the extent we are relying on such partners. Additionally, the U.S. Department of Justice and Federal Trade Commission have periodically and increasingly focused on ensuring competition in government acquisition and could challenge a teaming arrangement. If any of our existing relationships with our industry partners were impaired or terminated, or if we are unable to enter into future arrangements, we could also experience significant delays in the development of new products ourselves, and we would incur additional development costs. We would need to fund these costs internally or identify new industry partners.
Some of our industry partners and major customers are also potential competitors, which may impair the viability of new or continued strategic relationships. This position may create conflicts of interest and uncertainty in circumstances where we continue to operate as both a subcontractor for and a competitor to one of our industry partners or customers, potentially jeopardizing potential revenue opportunities. While we must compete effectively in the marketplace, our future alliances may depend on our industry partners’ perception of us. Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the defense industry.
Contractual disputes with industry participants or the inability of our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We act as subcontractor on many contracts and engage subcontractors on many of our own contracts. We may have disputes with our contractual counterparts, including regarding the quality and timeliness of work performed by a subcontractor, customer concerns about a subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor or as a subcontractor or our counterpart’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impair their ability to supply the materials, components, subsystems and services that we require. For example, we have recently witnessed shortages of electronic components that are used in automotive, cell phones and other electronics, in general, causing disruptions to multiple industries such as automotive manufacturing and personal electronics. Shortages of similar components that we use could negatively impact our supply chain and manufacturing processes, as well as our ability to deliver on our contracts. Impacts from the COVID-19 pandemic have created or exacerbated existing materials shortages, resulted in supplier business closures and disrupted our supply chain. Future impacts from the pandemic remain highly uncertain as the situation continues to evolve, sometimes rapidly. In addition, our supply chain may be disrupted by trade conflicts and tariffs imposed on products, as well as other external events, including natural disasters, extreme weather conditions, future medical epidemics or pandemics, acts of terrorism, cyber attacks and labor disputes, governmental actions and legislative or regulatory changes, such as product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers.
We may have disputes with our subcontractors or suppliers; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations. Further, warranty claims brought by our customers related to third-party components and materials may arise after our ability to bring corresponding warranty claims against such suppliers expire, which could result in costs to us. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, we use components for which there is only one supplier and that supplier may be unable to meet our needs. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. Each of these subcontractor and supplier risks could have a material adverse impact on our business, financial condition and results of operations.
We are susceptible to a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems or of those we operate for our customers.
We store sensitive data, including information relating to national security and other sensitive government functions, intellectual property and technology, proprietary business information, and confidential employee information such as personally identifiable or protected health information on our servers and databases. We are subject to laws and rules issued by U.S. and non-U.S. governments and agencies concerning safeguarding and maintaining information confidentiality including extensive and evolving cyber requirements of the DoD. We face the risk of a security breach with respect to that data, whether through cyber attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. The risk of security breaches may be higher during times of a natural disaster or pandemic (including COVID-19) due to remote working arrangements. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security and other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. As is the case with many other companies, we have experienced cyber security incidents in the past, including DoS attacks, ransomware, and attacks from suspected nation state actors. Our efforts and measures have not been effective in the case of every incident, but no incident has had a material negative impact on us to date. Sensitive data saved on networks, systems and facilities therefore remain vulnerable because of the risk that cybersecurity incidents, including, but not limited to, attempts to gain unauthorized access to data, potential security breaches, particularly cyber attacks and cyber intrusions, or disruptions, will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
•disrupt the proper functioning of these networks and systems and, therefore, our operations and/or those of certain of our customers;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our employees, including trade secrets, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in litigation and governmental investigation and proceedings associated with cybersecurity incidents;
•compromise national security and other sensitive government functions;
•require significant management attention and resources to remedy the damages that result;
•result in costs which exceed our insurance coverage and/or indemnification arrangements;
•subject us to claims for contract breach, damages, credits, penalties or termination; and
•damage our reputation with our customers (particularly agencies of the U.S. government) and the general public.
Additionally, a failure to comply with the National Institute of Standards and Technology Special Publication 800-171 or the DoD’s cybersecurity requirements, including the Cyber Security Material Model Certificate (“CMMC”) which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards, whether or not resulting in a security breach or disruption, could restrict our ability to bid for, be awarded and perform on DoD contracts. The DoD expects that all new contracts will be required to comply with the CMMC by 2026, and initial requests for information and for proposal have already begun. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our revenue, business, results of operations and financial condition. We will also be required to go through a recertification process every two years in order to maintain our certification. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors, partners in teaming arrangements or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as our company, may increase the likelihood that they are targeted by the same cyber threats, including from foreign governments, we face. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber attack on a third party’s information network or systems.
The impact of these various factors is difficult to predict, but any of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse impact on our business, financial condition and results of operations.
Significant capital investments and other expenditures could be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel and experts. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
We may be at greater risk from terrorism and other threats to our physical security and personnel, than other companies.
As a defense contractor, we may be more likely than other companies to be a direct target of, or an indirect casualty of, physical attacks including by active shooters, terrorists or terrorist organizations. It is impossible to predict accurately the likelihood or impact of any attack on our industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans and established backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such attack may harm our personnel, close our facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to attacks may be significantly in excess of any amount of insurance recovery, and we may not be able to insure against such damage at a reasonable price or at all. The threat of attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, our ability to introduce new or enhanced products and to enter into new markets.
The markets in which we compete are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs aimed at improving our manufacturing capability, reducing costs, and developing and introducing new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet our contractual obligations could adversely affect our business, financial condition, results of operations, reputation and future prospects.
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including some under highly demanding operating conditions, to accomplish challenging missions. Problems and delays in development or delivery, or system failures, as a result of issues with respect to design, technology, intellectual property rights, labor, inability to achieve learning curve assumptions, inability to manage effectively a broad array of programs, manufacturing materials or components, or subcontractor performance could prevent us from meeting requirements and create significant risk and liabilities. In addition, any obsolescence of components used in our products may require us to redesign our products, in whole or in part, which could cause increased costs. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations could negatively affect our reputation and ability to win future business which could have a material adverse impact on our business, financial condition and results of operations.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and results of operations include premature failure of products that cannot be accessed for repair or replacement, failure to perform in anticipated or unanticipated battlefield conditions, unintended explosions or similar events, problems with design, quality and workmanship, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and results of operations could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations. See also “Part I. Item 1A. Risk Factors—Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.” and “Part I. Item 1A. Risk Factors—We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.”
If we are unable to meet our obligations, including due to issues regarding the design, development or manufacture of our products or services, it could have a material adverse impact on our reputation, our ability to compete for other contracts and our business, financial condition and results of operations.
We may not be able to fully exploit or obtain patents or other intellectual property protections necessary to secure our proprietary technology.
We seek to protect our competitive position by seeking patents, proprietary information and other intellectual property protections when possible and appropriate. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government often obtains the right to royalty-free use of technologies or intellectual property that we develop under U.S. government contracts or with funding from the U.S. government. Further, while we may retain rights over any technology, product or intellectual property that we develop under U.S. government contracts or using funding from the U.S. government, this requires us to take timely affirmative measures to preserve our rights. We are sometimes able to commercially exploit those government-funded technologies and, in many cases, may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we will always have such rights and that when we do, that those efforts will be successful. In some cases it may not be appropriate to patent our intellectual property as this involves making the patented technology public. In such cases we may have limited means to protect our intellectual property.
While we enter into confidentiality and non-disclosure agreements with our employees, consultants, partners, customers and others to attempt to limit access to and distribution of proprietary and confidential information, it is possible that:
•some or all of our confidentiality agreements will not be honored;
•third parties will independently develop equivalent technology or misappropriate our technology or designs;
•disputes will arise with our strategic partners, customers or others concerning the ownership of intellectual property; or
•contractual provisions may not be enforceable in certain jurisdictions.
Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information from our supply chain that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology.
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Our ability to ensure a competitive market position and gain awards of contracts depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, that we are able to license certain third-party intellectual property on reasonable terms and that we are able to operate without infringing the intellectual property rights of others. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. For example, in June 2017 another defense contractor filed suit in the United States Court of Federal Claims alleging that the U.S. government had infringed upon four of its patents relating to night vision weapon systems under a contract awarded to one of our subsidiaries. Neither we nor our subsidiary were named as defendants in the case, and the U.S. government assumes all infringement liability. In 2020, we received a notification from a commercial customer claiming that, under an agreement between us and the customer relating to night vision weapon systems on a separate program, we would be required to indemnify the customer if it were to incur any costs as a result of these allegations.
Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. Our efforts, however, to protect our intellectual property and proprietary rights may not be sufficient. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from and be more limited than the protection provided in the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be issued, and/or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business.
We remain subject to reputational and other risks as a result of the conviction of the chief executive officer of Leonardo S.p.A. on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena.
In October 2020, an Italian court convicted Alessandro Profumo, the chief executive officer of our ultimate parent company, Leonardo S.p.A., on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena. The conviction, if ultimately upheld by the Italian Supreme Court, would prevent Mr. Profumo from continuing his current role at Leonardo S.p.A. While we have been advised by Leonardo S.p.A. that this conviction has been appealed by Mr. Profumo, we remain subject to reputational risk as a result of this ongoing proceeding. Additionally, the loss of continuity of leadership at our parent company, if the conviction is ultimately upheld, could disrupt our business in the short term. Any such disruption or reputational harm related to the proceeding could affect our ability to win new customer contracts and harm our existing relationships with customers, employees, suppliers, subcontractors and others with whom we do business, which could have an adverse impact on our business, financial condition and results of operations. For further discussion of risks relating to misconduct of our employees, business partners and other associated persons, including proceedings against the former chief executive officer of Leonardo S.p.A. and another Leonardo S.p.A. executive, see “—Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate.”
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect misconduct from being committed by our employees, agents or business partners that would negatively impact our ability to be a U.S. government contractor or subcontractor and/or violate the laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, such as the FCPA, the protection of export-controlled information, such as the ITAR or EAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all misconduct. Additionally, we may have limited ability to control the conduct of our affiliates and we have been, and may in the future be, adversely impacted by misconduct of our affiliates. For example, in May 2019 the Italian Supreme Court overturned the 2014 convictions of the former chief executive officer of our ultimate parent, Leonardo S.p.A., and another Leonardo S.p.A. executive, of international bribery. While the convictions in Italy were overturned in a final non-appealable proceeding, the case continues to be the subject of a corruption trial in India. Therefore, we remain subject to reputational risk as a result of this ongoing action and future restrictions on our ability to sell to the Indian government.
This risk of improper conduct may increase as we continue to grow and expand our operations. If not prevented, improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse impact on our business, financial condition and results of operations. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customers’ sensitive, export-controlled, or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. government.
We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities affecting our reputation, business, financial condition and results of operations.
Our operations are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We could be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. Additionally, we have made and will continue to be required to make significant capital and other expenditures in order to comply with these laws and regulations. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Our products and services are also used in nuclear-related activities (including providing components for nuclear-powered platforms and sensors used in nuclear applications) and used in support of nuclear-related operations of third parties. Our business also involves the handling, transportation, storage and disposal of potentially dangerous chemicals and unstable materials and is subject to hazards inherent in such activities including chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired or previously owned may have sent waste, and we could be held liable for such contamination. For example, a government site within a national park for which we may be deemed a potentially responsible party has been subject to a government investigation since July 2000. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations, may require us to make additional expenditures, and could decrease the amount of free cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse impact on our business, financial condition and results of operations.
Our business, financial condition, and results of operations could be materially adversely affected by climate change regulations.
Climate change regulations at the federal, state, or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes, obtain substitute materials which may cost more or be less available, increase our investment in control technology for greenhouse gas emissions, fund offset projects, or undertake other costly activities. These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment. New permits may be required for our current operations, or expansions thereof. Failure to timely receive permits could result in fines, suspension of production, or cessation of operations at one or more facilities. In addition, restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs and the passing down of carbon taxes, emission cap-and-trade programs, and renewable portfolio standards by utility companies. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse impact on our business, financial condition and results of operations.
The outcome of litigation, arbitration, investigations, claims, disputes, enforcement actions and other legal proceedings in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse impact on our business, financial condition and results of operations.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, litigation and other legal proceedings, particularly those involving governments. From time to time, we are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, the use of hazardous materials, personal injury claims, environmental matters, shareholder-derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, accidents, employee benefits and plans, including plan administration, and improper payments, as well as matters relating to our acquisition of assets or companies and other matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or any other matters will be favorable to us. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. Although we believe that we have meritorious defenses to the claims made in the litigation matters in which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these investigations, claims, disputes, enforcement actions, litigation and other legal proceedings could have an adverse impact on our business, financial condition and results of operations.
We cannot predict the outcome of legal proceedings and other contingencies with certainty. As required by U.S. GAAP, we estimate material loss contingencies and establish liabilities based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. It is possible that the ultimate resolution of these matters could result in a material adverse impact on our financial condition, results of operations and/or cash flows from operating activities in a particular reporting period.
Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations.
For the years ended December 31, 2021, 2020, and 2019, approximately 5%, 8% and 4%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow.
Our international business is subject to both U.S. and foreign laws and regulations, which may include, without limitation, laws and regulations relating to import-export controls, (such as the ITAR, EAR, and customs laws), tariffs, embargoes, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the FCPA and other anti-corruption laws, including the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act, the anti-boycott provisions under the EAR, U.S. economic sanctions administered by the Office of Foreign Assets Control and other federal agencies, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. If we or our employees, affiliates, partners or others with whom we work fail to comply with applicable laws and regulations we may be subject to administrative, civil, commercial or criminal penalties and liabilities, including suspension or debarment from government contracts or suspension of our export privileges. Our international business also exposes us to difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Any such future violations could have a material adverse impact on our reputation, business, results of operations and financial condition.
Changes in laws, regulations, political leadership and environment, or security risks may significantly affect our ability to conduct or continue to conduct business in international markets. Our international business may be impacted by changes in U.S. and foreign national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, acts of terrorism, bilateral and multi-lateral relationships, government budgets, and economic and political factors more generally, and any of which could impact funding for programs, alter export authorizations, or delay purchasing decisions or customer payments. These changes may affect export control laws as products or markets that were not previously subject to stringent controls may become subject to greater restrictions and oversight. These changes may also affect the defense spending priorities and procurement policies of foreign governments which may affect our international military sales.
Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. In addition, the majority of our foreign costs are denominated in local currencies. Over time, an increasing portion of our contracts with paid customers outside of the United States may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency-hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Our contracts with non-U.S. customers may also include terms and reflect legal requirements that create additional risks including the risk of non-payment or delayed payment by foreign customers and governments. They may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other operational or financial obligations, including offset obligations, and provide for significant penalties if we fail to meet such requirements. They may also require us to enter into letters of credit, performance or surety bonds, bank guarantees and/or other financial arrangements to secure our performance obligations. We also increasingly are dependent on in-country suppliers and we face risks related to their failure to perform in accordance with the contracts and applicable laws, particularly where we rely on a sole source supplier. Our ability to sell products outside the U.S. could be adversely affected if we are unable to design our products for export on a cost-effective basis or to obtain and retain all necessary export licenses and authorizations on a timely basis.
Conducting business outside of the U.S. also exposes us to the complexity and necessity of using, and disruptions involving our international dealers, distributors, sales representatives and consultants as well as the difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with applicable U.S. and local laws and practices, such as anti-corruption and anti-trust/competition laws. Contracts with international customers are significantly different than the contracts with our U.S. customers, and some are more complex and require different skills to manage. Our ability to conduct business outside of the U.S. also depends on our ability to attract and retain sufficient qualified personnel with the skills and/or security clearances in the markets in which we do business.
The products and services we provide internationally, including those provided by subcontractors and joint ventures in which we have an interest, are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts and/or developing legal systems. This may increase the risk to our employees, subcontractors or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property or damage to our products.
The occurrence and impact of these factors is difficult to predict, but one or more of them could negatively impact our business, financial condition and results of operations.
We may not be successful in obtaining the export licenses necessary to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
We must obtain export and other licenses and authorizations from various U.S. and foreign government agencies before we are permitted to undertake certain activities including selling certain products and technologies outside of the U.S. For example, the U.S. Department of State must notify

Congress at least 15 to 30 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to some foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Additionally, in some cases our ability to source components and products in foreign jurisdictions may require licenses or approvals from foreign governments. Our ability to obtain these licenses and authorizations in a timely fashion or at all is subject to risks and uncertainties, including changing U.S. government policies or laws or delays in Congressional action due to geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be reversed, prevented or delayed, and any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition and results of operations.
A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, general and administrative functions, and on individual contributors in our research and development and operations. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our chief executive officer, or key employees could impair our ability to identify and secure new contracts, disrupt customer relations, cause us to be in breach of contracts that require us to maintain key personnel or otherwise harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
There is a high demand for qualified technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense, and there is a limited number of persons with knowledge of and experience in this industry. Additionally, some of our businesses are located in regions where competition for personnel is particularly intense. Although we currently experience manageable rates of turnover for our technical personnel the rate of turnover may increase in the future. Our ability to hire personnel in specific sectors may also be limited by non-disclosure or non-solicit agreements that we have entered into. An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.
Our operating results and growth opportunities are heavily dependent upon our ability to attract and retain sufficient personnel with security clearances and requisite skills in multiple areas, including science, technology, engineering and math. Additionally, as we grow our international business, it is increasingly important that we are able to attract and retain personnel with relevant local qualifications and experience. In addition, in a tightened labor market, we are facing increased competition for talent, both with traditional defense companies and commercial companies. If qualified personnel are scarce or difficult to attract or retain or if we experience a high level of attrition, generally or in particular areas, or if such personnel are unable to obtain security clearances on a timely basis, we could experience higher labor, recruiting or training costs in order to attract and retain necessary employees.
Approximately 459 (or 7%) of our employees are covered by collective agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. If we experience difficulties with renewals and renegotiations of existing collective agreements or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages, slow-downs or other labor-related disruptions. Any such expenses or delays could adversely affect our programs served by employees who are covered by such agreements or representation.
On September 9, 2021 President Biden released an executive order that requires all employees of federal contractors to be vaccinated. Subsequently, a nationwide preliminary injunction was placed on the order and it is currently being appealed. We continue to monitor the progress of the appeal as well as the Safer Federal Workforce Task Force website for updates to enforcement policy. While we await the legal determination, we continue to encourage our employees to get the vaccination and the booster when eligible and continue to provide resources and support to help employees get vaccinated. Following a final determination, there is a risk that some of our employees will not comply and may need to be replaced, if required by the regulations implementing this executive order.
If we are unable to attract and retain a qualified workforce, we may be unable to maintain our competitive position and it could have a material adverse impact on our business, reputation, financial condition and results of operations.
Our business could be harmed in the event of a prolonged work stoppage.
As of December 31, 2021, approximately 459 (or 7%) of our employees were represented by labor unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at our suppliers could also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. While a relatively small percentage of our employee base is unionized, work stoppages could negatively impact the specific business segments in which our unionized employees are employed including our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition and results of operations.
Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our business, financial condition and results of operations.
We provide products and services related to hazardous and high-risk operations. Among such operations, our products and services are used in nuclear-related activities (including providing components for nuclear-powered platforms and sensors used in nuclear applications) and used in support of nuclear-related operations of third parties. Our business also involves the handling, transportation, storage and disposal of potentially dangerous chemicals and unstable materials and is subject to hazards inherent in such activities including chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals. We endeavor to obtain insurance agreements from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, hazardous operations and products liability). Not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it or renew existing coverage at a price or on terms acceptable to us. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the availability or timing of recovery, and may impact our ability to obtain insurance coverage at reasonable rates in the future.

In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.
If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover our risks or losses, it could have a material adverse impact on our business, reputation, financial condition and results of operations.
We have unfunded obligations under our pension plans, and we use estimates in accounting for our pension plans and changes in our estimates could adversely affect our financial condition and results of operations.
We have unfunded obligations under our pension, postretirement and supplemental retirement plans, see “Note 12: Pension and Other Postretirement Benefits” to the Consolidated Financial Statements. The process of determining the funded status of these plans and our pension plan expense or income involves significant judgment, particularly with respect to our long-term return on pension assets and discount-rate assumptions. If our discount-rate assumption or long-term return on assets (“ROA”) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would be impacted.
Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
We prepare our financial statements in accordance with U.S. GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these accounting standards or the questioning of current reporting practices may adversely affect our reported financial results or the way we conduct our business.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our business, financial condition and results of operations.
As of December 31, 2021 and 2020, we had goodwill and other intangible assets of $1,123 and $1,117 million, respectively, net of accumulated amortization, which represented 37% and 38%, respectively, of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Future changes in our stock ownership, some of which are beyond our control, could result in an ownership change under Section 382 of the Tax Code. Furthermore, our ability to utilize NOLs of any companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
We could be liable for certain tax liabilities, including tax liabilities of US Holding and its subsidiaries, under tax law and the tax allocation agreement.
We and US Holding have entered into a tax allocation agreement with members of an affiliated group, as defined in Section 1504(a) of the Tax Code, members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. Under the tax allocation agreement, we are responsible for U.S. federal and state tax liability attributable to us or any of our subsidiaries, as determined under the tax allocation agreement, for prior taxable periods beginning with the first consolidated taxable year of US Holding that included DRS (i.e., the taxable year ended December 31, 2008) and for future taxable periods in which we are a member of any consolidated, combined or unitary tax return with US Holding or its subsidiaries. In addition, to the extent US Holding fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of US Holding or any of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which US Holding or any of its subsidiaries is responsible under the tax allocation agreement) from us or our subsidiaries. For a description of the tax allocation agreement, see Part III., Item 13. “Certain Relationships and Related Transactions and Director Independence—Relationship with Leonardo S.p.A.—Tax Allocation Agreement” in this Annual Report.
Acquisitions could result in operating difficulties, dilution and other harmful consequences.
We have evaluated in the past, and expect to continue to evaluate in the future, potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. The acquisition and the integration of an acquired company, business or technology may create unforeseen operating difficulties and expenditures and involves risks, including:
•the need to implement or remediate controls, procedures, policies and compliance programs appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies;
•diversion of management time and focus from operating our business to acquisition integration challenges;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•retaining employees and customers from the businesses we acquire;
•the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management; and
•litigation related to acquisitions.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries and the defense industry.
In addition, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition and results of operations. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
Finally, we may be required to obtain the consent of US Holding in order to pursue certain material transactions and there is no guarantee that their consent will be granted See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.”
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our operations and the operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, pandemics (including COVID-19), acts of terrorism, power shortages and blackouts, telecommunications failures and other natural and manmade disasters or disruptions. We have significant business operations located in areas that are subject to these risks, for example our facilities in Florida and Texas. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse impact on our business, financial condition and results of operations.
Our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.
We have made significant capital expenditures to improve several of our leased facilities in order to make them suitable for our purposes as well as to meet requirements that we are subject to as a U.S. government contractor and obtain facility security clearances. However, at the end of the lease term and during any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business, financial condition and results of operations, including significant capital expenses that may materially impact our results of operations and ability to meet certain contractual schedule commitments. Additionally, we may have to seek qualification of any new facilities in order to meet customer or contractual requirements. We would also have to obtain facility security clearances for the new facility in order to continue to perform on classified contracts. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as that of the lease we are unable to renew, due to contracts that may require us to have facilities in certain locations. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would be able to contribute to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace.
Additionally, many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from five to 20 years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility could negatively impact our business, financial condition and results of operations.

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including the conflict in Ukraine, the U.S. military withdrawal from Afghanistan, new or increased tariffs or sanctions and potential trade wars have created and continue to create economic and political uncertainties and impacts that could have a material adverse impact on our business, financial condition and results of operations. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. Such instability and any resulting changes in laws, regulations or security risks may dramatically affect our ability to conduct or continue to conduct business in the impacted international markets. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our credit facilities or in the debt capital markets, future issuances of common stock or other equity securities or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages to increase in cost, or in some cases, to be unavailable altogether.
Risks Relating to Our Status under the Proxy Agreement
We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of our immediate parent US Holding which, in turn owns  100 % our outstanding common stock.As a result, we are deemed to be controlled by a foreign company and to be under FOCI, as defined in the NISPOM, which establishes procedures and requirements for government contractors, such as our company, with regard to classified information. See “—Risks Relating to Our Business—We are subject to the U.S. government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.” Furthermore, the combination of the Italian state beneficially owning approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.), and the governance of Leonardo S.p.A. itself, has led DRS to be deemed to be controlled by a foreign government by certain U.S. regulatory authorities. In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement. We have therefore entered into a proxy agreement, dated as of October 26, 2017, with the DoD. Among other things, the proxy agreement:
•provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance;
•provides that the proxy holders are appointed by our immediate parent US Holding (in consultation with Leonardo S.p.A.)., but the appointment is subject to approval of the DCSA, an agency of the DoD, and that the proxy holders must be members of our board of directors;

•restricts our ability to share facilities and personnel with and receive certain services from any Leonardo S.p.A. or its other subsidiaries;
•requires us to maintain a government security committee of our board of directors; and
•regulates meetings, visits and communications that are not deemed to be routine business visits between us and Leonardo S.p.A. or its other subsidiaries (including US Holding).
Compliance with the proxy agreement requires a significant commitment of resources and management and board oversight, and the DoD may impose additional security safeguards that it believes necessary to adequately safeguard classified and controlled unclassified information, which could make it more difficult for us to comply with the proxy agreement. Under the proxy agreement we are required to prepare and submit an annual implementation and compliance report to the DCSA including detailed information with respect to the manner in which we comply with the proxy agreement including with respect to classified information, any acts of noncompliance and other matters specified by DCSA. We are subject to regular audits of our FOCI compliance and have at times been found to not have strictly complied with our proxy agreement or relevant security requirements but have not to date been sanctioned for any such noncompliance. Additionally, the restrictions imposed by the proxy agreement on our communications and ability to share facilities, personnel and services with Leonardo S.p.A. or its other subsidiaries mean that we cannot benefit from the full range of synergies and cost savings typically enjoyed by a majority-owned subsidiary.
In the event of a material breach of the proxy agreement, the DoD may (i) novate our classified contracts to a company not under FOCI at our expense, (ii) terminate our classified contracts and deny us new classified contracts, (iii) revoke our facility security clearance and/or (iv) suspend or debar us from participation in all U.S. government contracts. We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with the U.S. Army and U.S. Navy. See “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.” Therefore, if we fail to comply with the terms of the proxy agreement and the DoD imposes any of the above remedies, this could have a material adverse impact on our business, financial condition and results of operations. For further information about the proxy agreement, see
CFIUS may modify, delay or prevent our future acquisition or investment activities.
We are considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as Leonardo S.p.A. has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, acquisitions of or investments in U.S. businesses or foreign companies with U.S. businesses that we may wish to pursue may be subject to CFIUS review, the scope of which was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the transaction without notifying CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions to mitigate national security concerns with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. We may therefore be adversely affected in terms of competing with other companies in our industry which do not have similar foreign ownership issues. Furthermore, because the Italian state beneficially owns approximately 30.2% of the voting power of the outstanding ordinary shares of, and exercises certain governance rights over, Leonardo S.p.A. (through its ownership of approximately 30.2% of Leonardo S.p.A.’s ordinary shares), which in turn has the ability to exercise control over us for purposes of CFIUS’s regulations, we are considered to be foreign government controlled under the regulations administered by CFIUS. Foreign-government-controlled investors may be subject to a higher level of CFIUS scrutiny than non-foreign-government-controlled investors. Additionally, future foreign investments in us could be within the jurisdiction of CFIUS and, given the nature of our business, may trigger a mandatory CFIUS notification requirement or warrant voluntary notification to CFIUS, impacting our ability to attract such investment. Further, CFIUS may decide to block, delay, or impose material conditions on any such future foreign investment in us that it reviews.
Because we are deemed to be controlled by a foreign company, we are required to mitigate FOCI through our proxy agreement.
Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.
The proxy agreement provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance. The proxy holders have the right to vote US Holding’s shares of our common stock in the same manner and to the same extent as if they were the absolute owners of such shares in their own right. In exercising their power as proxy holders, the proxy holders are directed to act to protect the legitimate economic interests of our shareholders and in a manner consistent with their fiduciary duties, but they are not generally required to follow instructions of Leonardo S.p.A., US Holding or us.
The proxy agreement provides that the proxy holders may vote for or consent to in, their sole and absolute discretion, without consultation with US Holding or Leonardo S.p.A., the election of additional directors who are not proxy holders (and who are selected from candidates proposed by US Holding after reasonable consultation with our nominating and corporate governance committee, and subject to DCSA’s approval in certain circumstances), any changes or amendments to our certificate of incorporation or by‑laws, the sale or disposal of our property, assets or business, our incurrence of debt or any pledge, mortgage or encumbrance of any of our assets, or any other matter affecting us, other than as described below.
However, the proxy holders may only vote for or consent to the following matters with the express written approval of US Holding:
•other than in the ordinary course of business with vendors, customers and suppliers, the sale or disposition of any of our subsidiaries, property, assets or business or those of our subsidiaries or the purchase by us or our subsidiaries of any business, properties, assets or entities, other than in the ordinary course of business, in any individual transaction where our investment (based on our share of the enterprise value) exceeds two percent (2%) of our revenues for the immediately preceding year or where our investment, in the aggregate for all such sales or dispositions in a calendar year, exceeds an amount equal to five percent (5%) of our revenues for the immediately preceding year;
•the incurrence of debt or pledge, mortgage, lease or other encumbrance of our assets of those of our subsidiaries in connection with the incurrence of debt if such incurrence would cause the aggregate outstanding principal amount of all debt of us and our subsidiaries to exceed a target leverage ratio set forth in our then-current operating plan, excluding current debt incurred for purposes of funding day-to-day working capital requirements in the ordinary course of business;

•any merger, consolidation, reorganization or dissolution of us of any of our subsidiaries except as permitted above and excluding transactions solely among our wholly owned subsidiaries; and
•the filing or making of any petition by us or our subsidiaries under the federal bankruptcy laws or any similar law or statute of any state or any foreign country.
In addition, the proxy holders may only vote to declare or suspend dividends after prior consultation with US Holding.
Conflicts of interest may arise between our majority stockholder and us. Affiliates of our majority stockholder engage in transactions with us. Further, Leonardo S.p.A. and its affiliates may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, Leonardo S.p.A. or its affiliates could pursue business interests that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to Leonardo S.p.A., and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our amended and restated certificate of incorporation, neither Leonardo S.p.A. nor US Holding have an obligation to offer us corporate opportunities.
As a result of these relationships the interests of our ultimate parent, Leonardo S.p.A., may not coincide with our interests or the interests of the other holders of our common stock. So long as Leonardo S.p.A. continues to indirectly control a significant amount of the outstanding shares of our common stock, Leonardo S.p.A. and the proxy holders will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This influence, including the requirement in our proxy agreement for approval by the proxy holders and our majority stockholder of mergers and consolidations, may also discourage change of control transactions.
Our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A.
Our amended and restated certificate of incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to Leonardo S.p.A., or its officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, with the exception of the proxy holders, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of Leonardo S.p.A. or its agents, stockholders, members, partners, affiliates or subsidiaries, with the exception of the proxy holders, will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries. To the fullest extent permitted by law, by becoming a stockholder in our company, stockholders will be deemed to have notice of and consented to this provision of our amended and restated certificate of incorporation. This will allow Leonardo S.p.A. and its affiliates to compete with us. Strong competition for investment opportunities could result in fewer such opportunities for us. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse impact on our business, financial condition and results of operations.

We are obligated to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business, and to rely on provision of certain services from Leonardo S.p.A., which we may be unable to replicate should the need arise.
Although we operate largely independently from Leonardo S.p.A. and the proxy agreement contains limitations on services that we may provide to and receive from Leonardo S.p.A. and its affiliates, we have historically provided, and expect to continue to provide, certain services to Leonardo S.p.A. and its affiliates to support its U.S. operations (aside from us) and have historically received and expect to continue to receive certain services from Leonardo S.p.A., including services related to group training support, subject in all cases to the proxy agreement. We continue to provide or procure certain services to or from Leonardo S.p.A. and its affiliates and Leonardo S.p.A. and its affiliates continue to provide or procure certain services to or from us pursuant to the tax allocation agreement and existing Affiliated Operations Plan (“AOP”) services agreements which continue pursuant to the terms of such contracts. The tax allocation agreement will remain in effect until terminated upon the written agreement of the parties.
Under our existing AOP services agreements we continue to provide Leonardo S.p.A. and its affiliates with services in support of its U.S. operations (aside from us), including services related to tax, financial and accounting support, legal support, trade compliance, marketing, communications, media and advertising, and security, on an arm’s-length basis. Under the tax allocation agreement, we are responsible for administering certain U.S. federal and state tax matters on behalf of Leonardo S.p.A. and its subsidiaries (including US Holding). The provision of such services may divert human and financial resources from focus on our business, and may expose us to additional risks and liabilities. Under our existing AOP services agreements, Leonardo S.p.A. and its affiliates continue to provide us with services, including services related to group training support. If Leonardo S.p.A. or its affiliates cease providing these services to us, either as a result of the termination of the relevant agreements or individual services thereunder or a failure by Leonardo S.p.A. or its affiliates to perform their respective obligations under these agreements, our costs of procuring these services or comparable replacement services may increase. In such event, we will work to replicate or replace these services; however we cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers.
Some of our contracts with the U.S. government are classified, which may limit investor insight into portions of our business.
We derive a portion of our revenues from programs with the U.S. government that are subject to security restrictions that preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs, and may not disclose such information pursuant to SEC rules permitting confidential treatment of certain information. As a result, investors and others might have less insight into our classified programs than our other businesses and, therefore, less ability to fully evaluate the risks related to our classified business.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. Properties
We are headquartered in Arlington, Virginia. Our principal executive offices are leased under a lease agreement expiring in March 31, 2027 with an option to extend for five years thereafter. We also lease space in 17 other states and the District of Columbia in the United States and in one city in Canada and we own properties in three states in the United States and in one city in Canada. We believe that our facilities are adequate for our intended use and sufficient for our immediate needs, including to meet any security certification requirements or requirements for locating facilities in certain locations. It is not certain whether we will negotiate new leases as existing leases expire or whether we will be able to negotiate new leases without substantial cost or at all. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. The table below provides additional information about our significant leased and owned facilities and properties.

Location	Activities	Operating Segment	Approximate Square Footage	Owned / Leased
4265 North 30th Street, Milwaukee, WI	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	610,800	Leased
1 McDaniel Street, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	447,067	Owned
Good Hope Rd., Menomonee Falls, WI	Manufacturing, Engineering, Warehouse	Integrated Mission Systems	372,856	Leased
100 North Babcock Street, Melbourne, FL	Manufacturing, Engineering, Warehouse, Office	Network Computer & Communications	311,287	Leased
6060 Highway, High Ridge, MO	Manufacturing, Engineering, Office	Integrated Mission Systems	183,600	Owned
4545 N. Lindbergh Blvd, Bridgeton, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	171,500	Leased
One Milestone Center Court, Germantown, MD	Engineering, Office	Advanced Sensor Technologies	133,140	Leased
7200 Redstone Gateway, Huntsville, AL	Manufacturing, Engineering, Office	Network Computer & Communications	131,498	Leased

246 Airport Road, Johnstown, PA	Manufacturing, Engineering, Warehouse, Office	Network Computer & Communications	129,716	Leased
500 Palladium Drive, Ottawa, ON, Canada	Manufacturing, Engineering, Warehouse, Office	Network Computer & Communications	127,334	Leased
401 Flint Drive, Menomonee Falls, WI	Engineering, Office	Integrated Mission Systems	118,620	Leased
166 Boulder Drive, Building #2, Fitchburg, MA	Manufacturing, Warehouse	Integrated Mission Systems	114,454	Leased
6200 118th Avenue North, Largo, FL	Manufacturing, Engineering, Office	Network Computer & Communications	113,329	Owned
10600 Valley View Street, Cypress, CA	Engineering, Office	Advanced Sensor Technologies	91,506	Leased
13532 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensor Technologies	89,982	Leased
645 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensor Technologies	74,304	Owned
21 South Street, Danbury, CT	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	74,300	Owned
1200 Sherman Street, Dallas, TX	Engineering, Office	Advanced Sensor Technologies	73,646	Leased
16465 Via Esprillo, San Diego, CA	Manufacturing, Engineering, Office	Advanced Sensor Technologies	67,762	Leased
650 Lovejoy, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensor Technologies	53,045	Owned
2345 Crystal Drive, Arlington, VA	Office	Corporate	49,048	Leased

13544 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensor Technologies	48,374	Leased
2601 Mission Point Blvd, Beavercreek, OH	Engineering, Office	Advanced Sensor Technologies	46,637	Leased
150 Bluewater Road, Bedford, NS, Canada	Manufacturing, Engineering, Office	Network Computer & Communications	41,750	Owned
21345 Ridgetop Circle, Dulles, VA	Engineering, Office	Network Computer & Communications	40,412	Leased
825 Greenbrier Circle, Chesapeake, VA	Manufacturing, Engineering, Office	Network Computer & Communications	34,299	Leased
651 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensor Technologies	32,107	Owned
1057 South Sherman, Richardson, TX	Engineering, Office	Advanced Sensor Technologies	26,696	Leased
590 Territorial Drive, Bolingbrook, IL	Manufacturing, Engineering, Office	Advanced Sensor Technologies	26,460	Leased
166 Boulder Drive, Fitchburg, MA	Engineering, Office	Integrated Mission Systems	22,000	Leased
640 Lovejoy West, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensor Technologies	11,226	Owned

ITEM 3. Legal Proceedings
From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. These matters are subject to many uncertainties and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner adverse to us. Although the precise amount of liability that may result from these matters is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially adversely affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.
Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as “CERCLA” or the “Superfund law”) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, an entity which later became a subsidiary of the Company received a Section 104(e) Request for Information (“RFI”) from the National Park Service (“NPS”), pursuant to CERCLA, regarding the presence of radioactive material at a site within a national park, which site was operated by an alleged predecessor to our subsidiary over 50 years ago. Following our subsidiary’s response to the RFI, the NPS directed it and another alleged former operator to perform an Engineering Evaluation and Cost Analysis (“EE/CA”) of a portion of the site. Our subsidiary made a good faith offer to conduct an alternative EE/CA work plan, but the NPS rejected this offer and opted to perform the EE/CA itself. The NPS previously posted its intention to open a formal public comment period regarding the EE/CA at the end of 2019. To our knowledge, the EE/CA has not been released and a public comment period has yet to be opened.
Following completion of the EE/CA, the NPS may seek reimbursement for its investigative and remedial efforts to date, or direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA or may enter an alternative dispute resolution proceeding to attempt to resolve each party’s share. In addition, the NPS may seek to recover damages for loss of use of certain natural resources. We believe that we have legitimate defenses to our subsidiary’s potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter could change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties, whether the NPS seeks to recover additional damages, whether the NPS’s plans to investigate additional areas to identify a need for further remedial action for which the Company may be identified as a potentially responsible party and other actions by governmental agencies or private parties.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of March 28, 2022, US Holding owns 100% of our outstanding common stock. We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
This discussion and other parts of this document include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements and Information.” Actual results may differ materially from those contained in any forward-looking statements.
Business Overview and Considerations
General
DRS is a leading provider of defense products and technologies that provide battlefield superiority today while shaping the battlefield of tomorrow for the U.S. military and our allies abroad. We offer a broad portfolio of products and services in our core technologies including advanced sensing, electronic warfare (“EW”) and cyber, network computing, communications, force protection, and electrical power conversion and propulsion. Our leadership positions in these markets have created a foundational base of programs within the DoD that has yielded five straight years of organic revenue growth. We believe these technologies will not only support our Armed Services in today’s mission but will also underpin the DoD’s strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to win in tomorrow’s battlefield. We expect that the DoD’s focus on effectively countering growing peer threats from China and Russia while simultaneously pursuing a counter-terrorism strategy against asymmetrical organizations and actors will increase its reliance on the core technologies that DRS provides, reinforcing our position in our high growth markets.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the Department of Defense (“DoD”). The DoD is our largest customer and, for the years ended December 31, 2021 and 2020, accounted for approximately 86% and 84%, respectively, of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 38% and 31%, and 43% and 32%, respectively, of our total revenues for the years ended December 31, 2021 and 2020.
We use our technical capabilities, customer relationships and product quality to drive our financial performance, evidenced by a 10% CAGR in revenue from the year ended December 31, 2017 through the year ended December 31, 2021, which drove our annual revenue to $2.9 billion for the year ended December 31, 2021. During the same period, net earnings improved by $245 million to $154 million, our operating earnings grew $187 million to $236 million, and our Adjusted EBITDA grew $129 million to $310 million (CAGR of 14%). Adjusted EBITDA is a non-GAAP measure, see “—Key Financial and Operating Measures—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net earnings.
Our operations and reporting are structured into the following three technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensor Technologies (“AST”): Our Advanced Sensor Technologies segment provides world-class electro-optical sensor technologies, laser systems, EW & cyber systems, and intelligence and surveillance solutions to U.S. military and intelligence community customers. We are a leading provider of ground platform targeting and surveillance sensors. We are also a leading provider of soldier sensor systems in high priority modernization areas such as infrared imaging and precision targeting systems. Our infrared focal plane array foundry is recognized as a leading provider of high performance and small sized cryogenically cooled and uncooled detector arrays. We are also a leading and world-recognized provider of aircraft training instrumentation equipment and high-performance radio frequency receivers and transceivers for U.S. and international customers. Our EW and Cyber systems provide cutting edge capability across the broad frequency spectrum. Our quantum cascade laser (“QCL”) technology is used in military and commercial medical applications. Collectively, these sensor technologies provide our customers with a distinct battlefield advantage.
As part of the U.S. military’s strategy to increase effectiveness and system interconnectivity in today’s complex threat environment, the U.S. military is working to improve precision against military targets from a greater range. Increased sensor range and interconnectivity enables U.S. forces to detect threats from further away and deliver rapid, forceful responses more quickly. We have positioned ourselves as a market leader in advanced sensing on the most cutting-edge sensing systems programs by providing leading targeting and surveillance sensors, including electro-optical, infrared, EW, and advanced detection systems, for all types of platforms, including for use by individual soldiers. Our capabilities help ensure that the U.S. military remains the most effective fighting force in the world and can maintain dominance from a greater distance and at greater speed than ever before. Our established positions in sensing technologies coupled with the battlefield evolution aligns us for continued growth in this expanding market.
Network Computing & Communications (“NC&C”): Our Network Computing & Communications segment provides advanced defense electronics solutions across warfare domains. Our technologies and products are used on military platforms, end-to-end network communication systems, satellite services and cyber security solutions. We are a leading provider of ruggedized computing equipment, having provided more than 135,000 total advanced tactical computing units for ground combat platforms and command post operations through December 31, 2021. For the U.S. Navy and its allies, we provide naval computing infrastructure, network and data distribution equipment, radar, and rugged naval control systems, which are present on naval surface and subsurface combatant vessels. Across the full spectrum of our network computing capabilities, we have leadership positions at both the product and sub-systems levels. Our global communications network is a worldwide network of terrestrial and satellite bandwidth that ensures our customers’ data is secure and reliable. As a result of this capability, we are positioned as one of the leading providers of secured commercial satellite communications to the U.S. military.
In order to be able to rapidly respond to emerging future threats, the U.S. military has focused on requiring interconnectivity of sensors and responses. This effort is driven in part by the U.S. military’s Joint All-Domain Command and Control (JADC2) program which has the goal of enhancing connectivity across all branches of the military. We believe with our embedded position within network computing and satellite communications systems that support U.S. armed forces DRS is well positioned to meet these goals in multi-domain operations. DRS has also provided advanced tactical computing systems for ground combat vehicles and command post operations for more than two decades and is a leading provider of advanced ruggedized computing equipment for the warfighter today. Battlefield management and platform communications systems require secure rugged computing solutions that are interconnected with combat air forces and naval computing infrastructure to support multi-domain operations. Based on its legacy of advancement and its current positions in battlefield computing and communications systems, we believe DRS is well positioned to support this effort.
Integrated Mission Systems (“IMS”): Our Integrated Mission Systems segment provides critical force protection, vehicle integration, transportation and logistics and electrical control, distribution and conversion, and ship propulsion systems to the U.S. military and allied forces. As the U.S. military continues to defend our national security interests across the globe, our technologies and systems help protect U.S. forces and assets against increasingly sophisticated and proliferating threats. Our force protection systems, including solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems used to defend ground combat vehicles help protect service members and military assets from these growing threats, highlighted by the recent deployment of the Mission Equipment Package (“MEP”) for the Maneuver Short-Range Air Defense (“M-SHORAD”) program by the U.S. Army.

We also provide power control, distribution, conversion and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine as well as other advanced equipment to the U.S. Navy, U.S. Coast Guard, and international navies including hybrid electric drive propulsion systems, energy storage, gas turbine packages, nuclear instrumentation and controls, and thermal management and refrigeration equipment.
Current and future platforms require more power than before as a result of the advancement of directed energy weapons, increased on-board computing, and increased sensing. As a result, these platforms must be able to adapt their propulsion to the situation around them, increase their stealth in a threatened environment, or speed to the objective if unthreatened. Our IMS segment provides technologies that fulfill these needs for power and have developed propulsion for various platform types. For example, as the U.S. Navy fleet grows, we expect that it will require new forms of integrated power systems. Our electrical drive technology provides the ability to direct energy to these evolving needs and adapt propulsion based on an evolving threat situation. These capabilities can also be used on unmanned platforms. As a leading provider of next-generation electrical propulsion components and systems for the U.S. Navy, we believe DRS has the technology to provide electrical power capabilities to service the future fleet’s needs.
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
Part of this learning has resulted in institutionalizing our continuous improvement process through our APEX program. The APEX program’s goal is to strive for continuous improvement through unification of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
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
Impacts of COVID-19 On Our Business
The coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities since March 2020. We continue to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers.
The United States has taken several steps to respond to the pandemic. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) contained a clause that required covered federal contractors and subcontractors to implement federally required vaccine mandates. This clause was implemented into several of our applicable federal contracts. In light of certain of certain court orders, however, the office of Management and Budget has stated that the U.S Government will not take action to enforce this clause until further notice. If ultimately upheld, this federal contract requirement may impact several of our contracts. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement the potential contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers
The proactive management to mitigate the impact of COVID-19 has enabled our business to remain operational. However, we incurred an additional $7 million of expenditures from January 1, 2021 thru December 31, 2021, related to ensuring a safe work environment for our employees. This is in addition to $12 million of expenditures incurred from March 1, 2020 through December 31, 2020. These costs included paid leave, personal protective equipment and other cleaning measures, facility filtration systems and social and physical distancing efforts, including the use of zones and subzones for manufacturing facilities to implement quarantining protocols. Costs to combat the COVID-19 pandemic have been excluded from our Adjusted EBITDA results. See “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
We continue to review our mitigation efforts to respond to the changing COVID-19 environment, and are engaged in planning and adapting to a future workforce for when there is a return to normalcy.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 86%, 84% and 89% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the year ended December 31, 2021 and are principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 38% and 31%, respectively, of our total revenues for the year ended December 31, 2021. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
President Biden’s administration has identified the key threats America faces, which emanate from great powers and regional adversaries, and also from non-state actors and extremists, as further described in Part I, Item I, “Business” in this Annual Report. We believe the DoD priorities, the FY2022 budget request, authorization and appropriations bills align with DRS’ product offerings and our ability to innovate our core technology and investment focus.
In addition to the U.S. market, DRS has important positions internationally in the Middle East, U.K., Australia, Korea and Taiwan in areas such as Tactical Battlefield Management Systems, Thermal Weapons Sites, Combat Aircraft Training and Power and Propulsion programs, among others.

Year Ended December 31, 2021

Key Financial and Operating Measures
Overview
We measure our business using both key financial and operating data including key performance indicators (“KPIs”) and non-GAAP financial measures and use the following metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Revenue, (ii) Bookings, (iii) Backlog, (iv) Adjusted EBITDA, (v) Adjusted EBITDA Margin, (vi) Adjusted Earnings Per Share

(“EPS”), (vii) Leverage Ratio, and (viii) Free Cash Flow. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance. See “—Results from Operations” for further detail.
Financial and Operating Data

	Year Ended Year Ended December 31,
(Dollars in millions, except per share amounts)	2021		2020	2019
Total revenues	$2,879		$2,778	$2,714
Bookings	2,595		3,055	2,923
Backlog	2,861		3,291	2,844
Adjusted EBITDA(1)	310		268	234
Adjusted EBITDA Margin(1)	10.8%		9.6%	8.6%
Adjusted EPS(1)(2)	$1.14		$0.73	$0.52
Leverage Ratio(1)	0.5	x	0.9x	2.3x
Free Cash Flow(1)	$118		$74	$110
________________
(1)Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS, Leverage Ratio and Free Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.
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
The following table summarizes the value of our backlog, at the respective dates presented:
Backlog:

	December 31,
(Dollars in millions)	2021	2020	2019
Backlog:
Funded(1)	$2,510	$2,847	$2,547
Unfunded(1)	351	444	297
Total backlog(1)	$2,861	$3,291	$2,844

________________
(1)See Part I, Item 1A. “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Non-GAAP Financial Measures
We believe the non-GAAP financial measures presented in this document will help investors understand our financial condition and operating results and assess our future prospects. We believe these non-GAAP financial measures, each of which is discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our ongoing operating results. Further, when read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.
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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin - We define Adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction costs, acquisition and divestiture related expenses, foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of Adjusted EBITDA to net earnings is provided below:

Consolidated Entity Adjusted EBITDA Reconciliation:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net earnings	$154	$85	$75
Income tax provision	46	27	20
Amortization of intangibles	9	9	9
Depreciation	49	44	42
Restructuring costs	5	12	20
Interest expense	35	64	65
Deal related transaction costs	5	9	—
Foreign exchange	1	1	—
COVID-19 response costs	6	12	—
Non-service pension expense	—	5	3
Other one-time non-operational events	—	—	—
Adjusted EBITDA	$310	$268	$234
Adjusted EPS – We calculate Adjusted EPS by excluding deal related transaction costs, acquisition and divestiture related expenses and COVID-19 response costs from our net earnings (loss) to arrive at Adjusted EPS. We believe that Adjusted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business operations such as our capital structure, significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Adjusted EPS has limitations as an analytical tool and does not represent, and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted EPS to U.S. GAAP EPS is shown below:
Consolidated Entity Reconciliation of Adjusted EPS:

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Net earnings	$154	$85	$75
Deal related transaction costs	5	9	—
COVID-19 response costs	6	12	—
Adjusted net earnings	$165	$106	$75
Basic EPS(1)	$1.06	$0.59	$0.52
Adjusted EPS (1)	$1.14	$0.73	$0.52
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.
Leverage Ratio - We define our leverage ratio as total net debt divided by Adjusted EBITDA. Net debt includes debt related to financing lease obligations net of balance sheet cash and cash equivalents and related party note receivables.

The table below provides the calculation of the Leverage Ratio as of December 31, 2021, 2020 and 2019.

	Year End December 31,
(Dollars in millions)	2021		2020		2019
Long-term debt	$352		$374		$656
Short-term borrowings and current portion of long-term debt	41		53		56
Cash and cash equivalents	(240)		(61)		(85)
Related party note receivable	—		(115)		(100)
Total net debt	$153		$251		$527
Adjusted EBITDA	$310		$268		$234
Leverage Ratio	0.5	x	0.9	x	2.3	x
Free Cash Flow – We define free cash flow as the sum of the cash flows provided by operating activities and the cash flows provided by (used in) investing activities pertaining to capital expenditures and proceeds generated from the sale of capital assets.
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net cash provided by operating activities	$178	$125	$157
Capital expenditures	(60)	(56)	(55)
Proceeds from sales of assets	—	5	8
Free cash flow	$118	$74	$110
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure (for example, the potential impact for the Russia / Ukraine conflict). Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities (for example, in response to the COVID-19 pandemic) could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, including as a result of legislative actions in response to the COVID-19 pandemic, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part I. Item 1A. “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic and related impacts have had and are likely to continue to have an adverse impact on our business, financial condition and results of operations.” Please see also Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Annual Report for further details on U.S. government spending’s impact on our business.
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

Impact of Change in Estimates on our Revenue Results

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue	$(34)	$(77)	$(55)
Total % of Revenue	1%	3%	2%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 5%, 8% and 4% of our revenue for the years ended December 31, 2021, 2020 and 2019., respectively. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the years ended December 31, 2021, 2020 and 2019.
Acquisitions & Divestitures
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
During the third quarter of 2021 the Company acquired substantially all the assets of Ascendant Engineering Solutions (AES), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021 for a purchase price of $11 million with an additional $5 million payable upon the achievement of certain financial and operational targets.
AES designs, develops and manufactures high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (UAS) serving several branches of the DoD. The company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition enables the integration of our own Electro-Optical and Infrared systems with the gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition has been accounted for as a business combination and has been integrated into our Advanced Sensor Technologies segment.
March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (GES) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million in cash. GES, which is part of the NC&C segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement. The transaction is subject to customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act (HSR) and by The Committee on Foreign Investment in the United States (CFIUS) and The Federal Communications Commission (FCC).
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 87% ,87% and 82% of our total revenues for the periods ended December 31, 2021, 2020 and 2019, respectively. The remaining revenue is generated from service related contracts. Additionally, 87%, 87% and 86% of our revenue generation for December 31, 2021, 2020 and 2019, respectively, is derived from firm-fixed priced contracts. For a firm-fixed price contract, customers agree to pay a fixed amount, negotiated in advance, for a specified scope of work. Revenue on fixed price contracts is generally recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed that corresponds with and thereby best depicts the transfer of control to the customer.
Under flexibly priced contracts, which consists of 13%,13% and 14% of our total revenues for December 31, 2021, 2020 and 2019, respectively, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for flexibly priced contracts are generally recognized as services are performed and are contractually billable.
Please refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2: Revenue from Contracts with Customers” in the Notes to our Consolidated Financial Statements.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and for the year ended December 31, 2020 compared to December 31, 2019. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Year Ended December 31,			2021 vs. 2020 Variance		2020 vs. 2019 Variance
(Dollars in millions, except per share amounts)	2021	2020	2019	$	%	$	%
Total revenues	$2,879	$2,778	$2,714	$101	3.6%	$64	2.4%
Total cost of revenues	(2,332)	(2,284)	(2,255)	(48)	2.1%	(29)	1.3%
Gross profit	$547	$494	$459	53	10.7%	$35	7.6%
Gross margin	19.0%	17.8%	16.9%	1.2%	6.8%	0.9%	5.1%
General and administrative expenses	(293)	(283)	(277)	(10)	3.5%	(6)	2.2%
Amortization of intangibles	(9)	(9)	(9)	—	—%	—	—%
Other operating expenses, net	(9)	(21)	(10)	12	(57.1)%	(11)	110.0%
Operating earnings	$236	$181	$163	55	30.4%	$18	11.0%
Interest expense	(35)	(64)	(65)	29	(45.3)%	1	(1.5)%
Other, net	$(1)	(5)	(3)	4	(80.0)%	(2)	66.7%
Earnings before taxes	$200	$112	$95	88	78.6%	$17	NM
Income tax provision	46	27	20	19	70.4%	7	NM
Net earnings	$154	$85	$75	69	81.2%	$10	NM
Shares outstanding(1)	145	145	145	$—	—%	$—	—%
Basic EPS(1)	$1.06	$0.59	$0.52	$0.48	81.2%	$0.07	NM
Diluted EPS(1)	$1.06	$0.59	$0.52	$0.48	81.2%	$0.07	NM
Adjusted EPS (1)(2)	$1.14	$0.73	$0.52	$0.41	55.7%	$0.21	NM
Adjusted EBITDA(2)	$310	$268	$234	42	15.7%	34	14.5%
Adjusted EBITDA Margin(2)	10.8%	9.6%	8.6%	1.1%	11.6%	1.0%	11.9%
Backlog(2)	2,861	3,291	2,844	(430)	(13.1)%	447	15.7%
Total net debt	153	251	527	(98)	(39.0)%	(276)	(52.4)%
Leverage Ratio(2)	0.5x	0.9x	2.3x	(0.4x)	(44.4)%	(1.4x)	(62.2)%
Bookings(2)	2,595	3,055	2,923	(460)	(15.1)%	132	4.5%
Free cash flow(2)	$118	$74	$110	$44	59.5%	$(36)	(32.7)%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.
(2)See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for definitions of these measures. Adjusted EPS, Adjusted EBITDA, Adjusted EBITDA Margin, Leverage Ratio, and free cash flow are non-GAAP measures. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
(3)See Part I. Item 1A. “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Year Ended December 31, 2021 Compared to the Years Ended December 31, 2020 and December 31, 2019
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Our operating results for the year ended December 31, 2021 are highlighted by our financial performance including strong margin expansion, Free Cash Flow generation and continued revenue growth, all while we continuing to combat the impacts of the global pandemic. Revenue of $2,879 million for the year ended December 31, 2021 represented year over year growth of $101 million (3.6%) while our operating earnings and net earnings grew $55 million (30.4%) and $69 million (81.2%) from the year ended December 31, 2020, respectively. Along with our net earnings expansion, Adjusted EBITDA, one of our key operational evaluation metrics, increased $42 million, or 15.7%, from the prior year to $310 million, representing our third straight year of double digit Adjusted EBITDA growth. The Adjusted EBITDA growth drove Adjusted EBITDA margins to 10.8%, a 120 bps increase from 2020. Additionally we increased our cash generation by 59%. For more detailed operational explanations, please see financial analysis below. Our backlog of $2.9 billion at December 31, 2021 represents a a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoD budget priorities. Our backlog position is highlighted by the recent awards received on next generation Airborne Force Protection and Dismounted Soldier Sensing programs at our AST segment, production contracts received to provide propulsion system and electrical components on the Columbia-class submarine and CVN Carrier Class programs at our IMS segment and our legacy positions within our NC&C segment including our flagship Mounted Family of Computer Systems (“MFoCS”) ruggedized computing and battle management system, Global Access Network and naval network and hardware programs at our NC&C segment. We believe the performance on these and other programs within our portfolio will support continued revenue growth while the transition from development efforts to production will continue our trend of earnings growth and margin expansion.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Our operating results for the year ended December 31, 2020 are highlighted by another successful year of revenue growth and margin expansion despite COVID-19 related operational challenges throughout the year. Revenue of $2,778 million for the year ended December 31, 2020 represented year over year growth of $64 million (2.4%) while our operating earnings and net earnings grew $18 million (11.0%) and $10 million (13.3%) from the year ended December 31, 2019, respectively. Along with our net earnings expansion, Adjusted EBITDA, one of our key operational evaluation metrics, increased $34 million, or 14.5%, from the prior year to $268 million, representing our second straight year of double digit Adjusted EBITDA annual growth. The Adjusted EBITDA growth drove Adjusted EBITDA margins to 9.6%, a 1.0% increase from 2019. For more detailed operational explanations, please see financial analysis below.
In addition, our diversified, balanced portfolio supported by foundational programs with strong, visible backlog aligned in areas of, in our view, growing importance within the DoD budget priorities, resulted in remaining contract value of $3.3 billion, driven by our awards and positions on existing platforms. Our recent awards include supporting Counter Unmanned Aircraft Systems (“CUAS”) efforts with the U.S. Army and continued success in receiving next generation Force Protection and Dismounted Soldier Sensing programs with both the U.S. Army and U.S. Navy at our AST segment. Our positions include providing propulsion systems components on the Columbia-class submarine at our IMS segment and our legacy positions on our Mounted Family of Computer Systems (“MFoCS”) and Global Access Network programs at our NC&C segment. We believe these programs will support continued revenue and margin growth as programs transition from development efforts to production, continuing our trend of earnings growth and margin expansion.

Revenue
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, Revenue increased by $101 million, or 3.6%, to $2,879 million from $2,778 million for year ended December 31, 2020. The revenue growth in 2021 was primarily due to an increase of $126 million at our IMS segment, driven by contracted efforts to provide the U.S. Army with Mission Equipment Packages to support mobile short range air defense capabilities ($158 million) and continued progress providing power conversion equipment and electrical components and systems to the U.S. Navy to support the CVN 80/81 carrier ($72 million) and Columbia Class programs ($36 million). The IMS revenue growth was partially offset by the completion of the urgent operational needs TROPHYTM APS program ($93 million) which realized significant production efforts in 2020. Supplementing the IMS results was a $30 million revenue increase at our AST segment driven by a ramp up of full-rate production efforts on next generation dismounted soldier targeting systems with the U.S. Army ($37 million). This growth was offset by a decline of 5.3% in our NC&C segment attributed primarily to a reduction in naval electronics hardware programs and bandwidth demands on certain global network programs.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Revenue increased by $64 million, or 2.4%, to $2,778 million for year ended December 31, 2020 from $2,714 million for year ended December 31, 2019. The revenue growth in 2020 was primarily due to an increase of $159 million at our AST segment, driven by programs transitioning from development to production and increased deliveries in our Dismounted Soldier Sensing and Targeting Systems programs, resulting in a $109 million increase as compared to the prior year. Additionally our AST segment also realized annual revenue expansion through progress on our recently awarded program to provide electric control systems for the U.S. Navy’s shipboard launch system ($22 million) and pilot training programs ($29 million). At our IMS segment, our continued market penetration on CUAS opportunities drove $28 million of incremental revenue during 2020 as compared to 2019. In addition, our recently awarded programs to provide power solutions on the CVN 80/81 carriers and logistics support equipment to the Israel Ministry of Defense contributed revenue of $14 million and $13 million, respectively. However, despite this success, our IMS revenue growth was more than offset by a decline of $160 million compared to 2019 attributable to accelerated deliveries of our TROPHY™ APS program in the prior year. At our NC&C segment we had continued progress in our Satellite & Network Communications programs and ruggedized maintenance support hardware programs contributed $28 million and $29 million, respectively, of incremental revenue as compared to 2019. These contributions were partially offset in certain naval common network services equipment programs in which we made strategic decisions to allocate capital in what we believe are more profitable opportunities.

Cost of Revenues
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Cost of revenues increased $48 million, or 2.1%, from $2,284 million to $2,332 million for the year ended December 31, 2021, primarily due to the 3.6% increase in revenue as described above. The cost of revenues growth was favorably offset by improved program performance on certain of our development programs as they transition from development to production. The improved programmatic performance is highlighted by our electrical components and system programs with the U.S. Navy on the Columbia Class program. Despite the improved program performance however we did realize adjustments on cost at completion estimates which negatively impacted earnings with charges totaling 1% of revenue for the period ended December 31, 2021, an improvement of over the prior year of 55%.; see Note 2: Revenue from Contracts with Customers for further detail.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Cost of revenues increased $29 million, or 1.3%, from $2,255 million to $2,284 million for the year ended December 31, 2020, primarily due to increased revenue as described above. The cost of revenues growth was favorably offset by improved program mix, with our higher profit segment, AST, driving the year over year revenue expansion as noted above. Please see “—Review of Operating Segments” below for further discussion. The favorable impact of program mix was partially offset by changes in estimates to complete certain development related programs at our IMS segment of $46 million and at our NC&C segment of $19 million; see Note 2: Revenue from Contracts with Customers for further detail.
Gross Profit
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Gross profit increased $53 million, or 10.7%, from $494 million for the year ended December 31, 2020 to $547 million for the year ended December 31, 2021, primarily driven by revenue growth and favorable program performance, including the improved execution on the Columbia Class program efforts as noted above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Gross profit increased $35 million, or 7.6%, from $459 million for the year ended December 31, 2019 to $494 million for the year ended December 31, 2020, primarily driven by revenue growth and favorable program mix as noted above, offset by the charges realized on development type programs at our IMS segment of $47 million and a reduction in the estimated amount of variable consideration related to certain claims on electronics programs with the U.S. Navy totaling $11 million.
General and Administrative Expenses
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
General and administrative expenses increased by $10 million, or 3.5%, from $283 million for the year ended December 31, 2020 to $293 million for the year ended December 31, 2021, resulting primarily from increases in discretionary investment of $7 million related to Independent Research and Development (IR&D). Additionally we realized a slight increase in General and Administrative spend driven by increased travel costs and medical expenses when compared to the prior year where we experienced a reduction in these costs as a result of the COVID-19 Pandemic. These costs were partially offset by a reduction in deal related transaction costs which peaked in 2020 with preparation for a potential public offering.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
General and administrative expenses increased by $6 million, or 2.2%, from $277 million for the year ended December 31, 2019 to $283 million for the year ended December 31, 2020, resulting from increases in discretionary investment of $9 million for both Independent Research and Development (IR&D) and Bid and Proposal (B&P) costs, as well as $9 million in expenses related to our planned initial public offering. These costs were partially offset by reductions in corporate, employee medical and travel expenditures related to certain of the impacts of COVID-19 on our business.
Other Operating Expenses, Net
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Other operating expenses decreased by $12 million to $9 million for the year ended December 31, 2021 from $21 million for the year ended December 31, 2020, mainly due to lower restructuring costs and a reduction in costs incurred in response to impacts of the COVID-19 pandemic. In total we incurred $7 million of expenditures related to COVID-19 from January 1, 2021 through December 31, 2021, compared to $12 million from March 1,2020 to December 31, 2020, to ensure a safe work environment for our employees. These costs included paid leave, personal protective equipment and other cleaning measures, and social and physical distancing efforts including the use of zones and subzones for manufacturing facilities. Please see “—Business Overview and Considerations—Impacts of COVID-19 On Our Business” for further details on COVID-19 impact on our business.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Other operating expenses increased by $11 million to $21 million for the year ended December 31, 2020 from $10 million for the year ended December 31, 2019, mainly due to costs incurred in response to impacts of the COVID-19 pandemic. In total we incurred $12 million of expenditures from March 1, 2020 through December 31, 2020 to ensure a safe work environment for our employees. These costs included paid leave, personal protective equipment and other cleaning measures, facility filtration systems and social and physical distancing efforts, including the use of zones and subzones for manufacturing facilities. Please see “—Business Overview and Considerations—Impacts of COVID-19 On Our Business” for further details on COVID-19 impact on our business.
Amortization of Intangibles
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Amortization of intangibles for the year ended December 31, 2021 of $9 million were consistent with the year ended December 31, 2020.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Amortization of intangibles for the year ended December 31, 2020 of $9 million were consistent with the year ended December 31, 2019.
Operating Earnings
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Operating earnings increased by $55 million to $236 million, or 30.4%, for the year ended December 31, 2021 from $181 million for the year ended December 31, 2020, driven by the increased revenue output and related contribution margin as well as improved program performance driven by improved performance at our IMS segment as noted above.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Operating earnings increased by $18 million to $181 million, or 11.0%, for the year ended December 31, 2020 from $163 million for the year ended December 31, 2019, driven by the increased revenue output and related contribution margin resulting from our AST segment financial contributions noted above, offset by the aforementioned changes in estimates to complete at our IMS and NC&C segments, which led to an increase in general and administrative expenses and other operating expenditures.
Interest Expense
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Interest expense decreased by $29 million to $35 million for year end December 31, 2021 from $64 million for the year ended December 31, 2020. The reduction in annual interest was primarily attributed to the $300 million of forgiveness of principal on our 7.5% Term Loan debt that occurred in December 2020. The weighted average interest rate on our revolving credit facility was 3.67% in 2021 compared to 4.36% in 2020. see Note 11: Debt for further detail.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Interest expense decreased by $1 million to $64 million for year end December 31, 2020 from $65 million for the year ended December 31, 2019. The reduction in annual interest was attributed to the lower interest rates on our variable rate borrowings. The weighted average interest rate on our revolving credit facility was 4.36% in 2020 compared to 5.93% in 2019.
Other, Net
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Other, net decreased to $1 million for the year ended December 31, 2021 from $5 million for the year ended December 31, 2020. This was primarily related to a loss realized on the termination on one of our international defined benefit pension plans recorded in the year ended December 31, 2020.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Other, net increased to $5 million for the year ended December 31, 2020 from $3 million for the year ended December 31, 2019. This was primarily related to a loss of the termination on one of our international defined benefit pension plans.
Earnings (Loss) Before Taxes
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Earnings before taxes increased by $88 million to $200 million for the year ended December 31, 2021 from $112 million for the year ended December 31, 2020. This was primarily due to increased operating earnings of $55 million, the reduction of $29 million in interest expenditures and a reduction in other, net costs of $4 million as described above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Earnings (loss) before taxes increased by $17 million to $112 million for the year ended December 31, 2020 from $95 million for the year ended December 31, 2019. This was primarily due to increased operating earnings of $18 million, the reduction of $1 million in interest expenditures offset in part by the $2 million increase of other, net costs as described above.

Income Tax Provision (Benefit)
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Income tax provision increased by $19 million to $46 million for the year ended December 31, 2021 from $27 million for the year ended December 31, 2020. This was primarily due to an increase in earnings before taxes. Our effective tax rate for 2021 was 23.0% compared to 24.1% in 2020. The decrease in the effective tax rate is primarily attributable to a decrease in non-deductible costs in connection with planned deal related expenditures of $9 million incurred during 2020.
As of December 31, 2021 the Company had $28 million of Federal net operating loss carryforwards and $23 million of net tax credit carry-forwards that can be utilized to reduce approximately $30 million of future tax liabilities prior to their expiration commencing in 2025.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Income tax provision (benefit) increased by $7 million to $27 million for the year ended December 31, 2020 from $20 million for the year ended December 31, 2019. This was primarily due to an increase in earnings before taxes. Our effective tax rate for 2020 was 24.1% compared to 21.1% in 2019. The increase in the effective tax rate is primarily attributable to non-deductible costs in connection with our planned initial public offering of $9 million incurred during 2020.
As of December 31, 2020 the Company had $131 million of Federal net operating loss carryforwards and $23 million of net tax credit carry-forwards that can be utilized to reduce approximately $50 million of future tax liabilities prior to their expiration commencing in 2025.
Net Earnings
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Net earnings increased by $69 million to $154 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. This was driven by increased earnings before taxes of $88 million offset by an increased income tax provision of $19 million as described above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Net earnings (loss) increased by $10 million to $85 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. This was driven by increased earnings before taxes of $17 million offset by increased in income tax provision of $7 million as described above..
Basic and Diluted EPS
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2021 and 2020, there were 145,000,000 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021), resulting in a basic and diluted EPS of $1.06 and $0.59 per share, respectively. The increase in EPS is attributed to the net earnings growth described above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
For the year ended December 31, 2020, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2020 and 2019, there were 145,000,000 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021), resulting in a basic and diluted EPS of $0.59 and $0.52 per share, respectively. The increase in EPS is attributed to the net earnings growth described above.
Adjusted EBITDA
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Adjusted EBITDA increased $42 million, or 15.7%, from $268 million for the year ended December 31, 2020 to $310 million for the year ended December 31, 2021, primarily due to the increased gross profit contribution attributed to revenue growth and favorable program performance improvements.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Adjusted EBITDA increased $34 million, or 14.5%, from $234 million for the year ended December 31, 2019 to $268 million for the year ended December 31, 2020, primarily due to the increased gross profit contribution attributed to revenue growth and favorable revenue mix.
Adjusted EBITDA Margin
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Adjusted EBITDA Margin increased 120 bps from 9.6% for the year ended December 31, 2020 to 10.8% for year ended December 31, 2021. This was primarily due to gross margin expansion attributable to favorable program performance realized at our IMS segment driven by our Columbia Class efforts as noted above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Adjusted EBITDA Margin increased from 8.6% for the year ended December 31, 2019 to 9.6% for year ended December 31, 2020. This was primarily due to gross margin expansion attributable to favorable mix from increased revenues from our higher margin AST segment.
Adjusted EPS
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2021 and 2020, there were 145,000,000 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021), resulting in adjusted EPS of $1.14 and $0.73 per share, respectively. The increase in EPS is attributed to the net earnings growth as compared to 2020.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
For the year ended December 31, 2020, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2020 and 2019, there were 145,000,000 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021), resulting in adjusted EPS of $0.73 and $0.52 per share, respectively. The increase in EPS is attributed to the net earnings growth noted above as well as COVID-19 response expenses and IPO related expenditures incurred in 2020.
Backlog
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Backlog decreased by $(430) million, or (13.1)%, from $3,291 million as of December 31, 2020 to $2,861 million as of December 31, 2021. The backlog decrease was driven by our progress on our Naval

Programs within our IMS segment. Please see “—Review of Operating Segments” below for a more detailed analysis.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Backlog increased by $447 million, or 15.7%, from $2,844 million as of December 31, 2019 to $3,291 million as of December 31, 2020. The backlog increase was driven by our IMS segment, primarily attributed to the receipt of multi-year funding awards received on our naval power and propulsion programs. Please see “—Review of Operating Segments” below for a detailed analysis.

Leverage Ratio
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For year ended December 31, 2021, our leverage ratio decreased to 0.5x from 0.9x for the year ended December 31, 2020. This was driven by improved Adjusted EBITDA of $42 million as compared to 2020 and the reduction in our net debt of $98 million as compared to the prior year. The net debt reduction was a result of the free cash flow generated during the period less amounts paid to acquire the strategic acquisition of Ascendant Engineering Solutions, LLC (“AES”).
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
For year ended December 31, 2020, our leverage ratio decreased to 0.9x from 2.3x for the year ended December 31, 2019. This was driven by improved Adjusted EBITDA of $34 million as compared to 2019 and the reduction in our net debt of $276 million as compared to the prior year. The net debt reduction was a result of the forgiveness of $300 million related party debt by US Holding and the repayment of certain related party debt obligations of $65 million, partially offset by the commencement of certain long-term finance leases and other financing obligations of $84 million.
Bookings
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Our business cycle is such that program allocated funding that supports our bookings is largely funded incrementally to support 12 - 15 months of revenue output, depending on the program. Throughout the fiscal years ended December 31, 2019 and 2020, we realized a surge in multi-year funding of programs that has impacted our bookings trend for the period ended December 31, 2021 but allows for our continued revenue growth. For the cumulative three-year period ended December 31, 2021 we have realized new awards totaling $8,573 million while generating revenue of $8,371 million a ratio of greater than 1:1. For the year ended December 31, 2021, we generated bookings of $2,595 million, 15.1% less than the $3,055 million realized during the year ended December 31, 2020. The decrease, as noted above, was anticipated as significant multi-year production awards were received during the year ended December 31, 2020. The multi-year production awards realized in 2020 includes the receipt of multi-year funding received on our naval power and propulsion programs to support the CVN 80/81 carriers program and production awards for next generation Dismounted Soldier Sensing and Airborne Force Protection programs with the U.S. Army, which reduced annual bookings by $210 million and $193 million respectively.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Bookings increased to $3,055 million, or 4.5%, for the year ended December 31, 2020 from $2,923 million for the year ended December 31, 2019. The increase was driven by significant awards in our IMS segment including the receipt of multi-year funding awards received on our naval power and propulsion programs to support the CVN 80/81 carriers program ($212 million). Additionally, our AST segment received production awards for next generation Dismounted Soldier Sensing and Airborne Force Protection programs generating $30 million and $40 million of incremental bookings, respectively. This was offset by the significant TROPHY™ APS award received in 2019 ($195 million) that did not recur in 2020.
Free cash flow
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Free cash flow increased by $44 million, or 59.5%, to $118 million for the year ended December 31, 2021 from $74 million for the year ended December 31, 2020. This was primarily attributable to the increase in net earnings of $69 million realized during the period. The free cash flow contribution from net earnings was partially offset by an increase operating working capital relating to timing and the ongoing transition of development and the related contract asset liquidations.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Free cash flow decreased by $36 million, or 32.7%, to $74 million for the year ended December 31, 2020 from $110 million for the year ended December 31, 2019. This was primarily attributable to increases in operating working capital relating to timing and the ongoing transition of development programs to production.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Bookings and Backlog to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 17: Segment information within the Consolidated Financial Statements.

	Year Ended December 31,			2021 vs. 2020 Variance		2020 vs. 2019 Variance
(Dollars in millions)	2021	2020	2019
Revenue:
AST	$970	$940	$781	$30	3.2%	$159	20.4%
NC&C	972	1,026	1,053	$(54)	(5.3)%	(27)	(2.6%)
IMS	959	834	917	$126	15.1%	(84)	(9.1%)
Corporate & Eliminations	(22)	(22)	(37)	$(1)	2.3%	16	(41.9%)
Total revenue	$2,879	$2,778	$2,714	$101	3.6%	$64	2.3%
Adjusted EBITDA:
AST	$125	$123	$94	$2	1.7%	$29	30.7%
NC&C	95	90	75	5	5.9%	15	19.6%
IMS	90	55	63	35	62.7%	(8)	(12.2%)
Corporate & Eliminations	—	—	2	—	(100.0)%	(2)	NM
Total Adjusted EBITDA	$310	$268	$234	$42	15.7%	$34	14.5%
Adjusted EBITDA Margin:
AST	12.9%	13.1%	12.0%	(0.2)%	(1.4)%	1.1%	9.2%
NC&C	9.8%	8.7%	7.1%	1.0%	11.8%	1.6%	22.5%
IMS	9.4%	6.6%	6.9%	2.8%	41.5%	(0.3%)	(4.3%)
Bookings:
AST	$808	$898	$953	$(90)	(10.0)%	$(55)	(5.8%)
NC&C	883	1,121	1,068	(238)	(21.2)%	53	4.9%
IMS	904	1,036	902	(132)	(12.7)%	134	14.9%
Total bookings	$2,595	$3,055	$2,923	$(460)	(15.0)%	$132	4.5%
Backlog:
AST	$1,097	$1,274	$1,294	$(177)	(13.9)%	$(20)	(1.6)%
NC&C	665	792	776	(127)	(16.0)%	16	2.1%
IMS	1,099	1,225	774	(126)	(10.3)%	451	58.3%
Total backlog	$2,861	$3,291	$2,844	$(430)	(13.1)%	$447	15.7%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 and 2019
AST
Revenue:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
In total, AST segment revenue increased $30 million, or 3%, from $940 million for the year ended December 31, 2020 to $970 million for the year ended December 31, 2021. The Segment realized revenue growth on our on our the transition from development to production on our recently awarded Next Generation dismounted soldier targeting system ($37 million) and the continuation of providing upgraded vehicle sensing for the Bradley Fighting Vehicle ($16 million), both with the U.S. Army. This growth was partially offset by a reduction in Second Generation ground vehicle components with the U.S. Army of $18 million
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
The revenue growth at our AST segment was driven principally by programs transitioning from development to production and increased deliveries in our next generation dismounted Soldier Sensing and Targeting Systems programs, resulting in $109 million of additional revenue as compared to the prior year. Additionally, our AST segment also realized annual revenue expansion through progress on our recently awarded electronic control systems program for the U.S. Navy shipboard launch system ($22 million) and Pilot Training ($29 million) programs. This revenue growth was offset in part by lower Airborne Force Protection programs revenue resulting from the transition from our accelerated production efforts under the Urgent Operational Needs (“ONS”) program with the U.S. Navy in 2019 to development efforts to expand program capabilities in 2020, reducing revenue by $30 million. In total, segment revenue increased $159 million, or 20%, from $781 million for the year ended December 31, 2019 to $940 million for the year ended December 31, 2020.
Adjusted EBITDA and Adjusted EBITDA Margin:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
AST’s Adjusted EBITDA increased by $2 million, or 1.7%, from $123 million for the year ended December 31, 2020 to $125 million for the year ended December 31, 2021. Despite the EBITDA growth, Adjusted EBITDA Margin decreased from 13.1% for the year ended December 31, 2020 to 12.9% for the year ended December 31, 2021. The increase in Adjusted EBITDA is primarily attributed to the revenue increase noted above coupled with performance improvements in our electronic warfare, signal intelligence and Bradley Ground vehicle sensing programs. Offsetting the improved program performance and revenue expansion is increased general and administrative costs driven primarily by increased investments in IR&D efforts to support the continued market position of the segment. The increased discretionary expenditures offset the margin expansion realized by improved program performance resulting in a slight decrease in Adjusted EBITDA margin of (0.2) basis points to 12.9%.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
AST’s Adjusted EBITDA increased by $29 million, or 30.7%, from $94 million for the year ended December 31, 2019 to $123 million for the year ended December 31, 2020. Adjusted EBITDA Margin increased from 12.0% for the year ended December 31, 2019 to 13.1% for the year ended December 31, 2020. This increase in Adjusted EBITDA is primarily attributed to the revenue increase noted above coupled with a favorable program mix with revenue growth in our higher margin program areas, including pilot training. The favorable program mix and revenue growth in excess of general and administrative costs growth contributed to the Adjusted EBITDA margin expansion of 1.1 basis points to 13.1%.
Bookings:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
AST’s bookings decreased by $90 million, or 10.0%, from $898 million for the year ended December 31, 2020 to $808 million for the year ended December 31, 2021. The bookings reduction to the prior year are attributed to multi-year production awards realized on our Next Generation of Family of Soldier Sensing Systems and Airborne Missile Warning programs with the U.S. Army which resulted a reduction in bookings of $156 million and $37 million, respectively. The bookings reduction was partially offset by the receipt of a Ground Vehicle Remote Weapon Sight program with the US Army ($57 million) and the Air Force decision to equip the Joint Strike Fighter (JSF) lot 15 with pilot training systems ($37 million)
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
AST’s bookings decreased by $55 million, or 5.8%, from $953 million for the year ended December 31, 2019 to $898 million for the year ended December 31, 2020. The bookings results were highlighted by production awards received for our Next Generation Thermal Weapon Sight and Limited Interim Warning System programs, which had significant bookings of $168 million and $74 million, respectively, an increase of $30 million and $67 million, respectively, compared to the prior year ended December 31, 2019. The bookings growth was more than offset by the previously disclosed transition from Airborne Force Protection ONS production awards received in 2019 to development programs resulting in a year over year bookings reduction of $72 million.

Backlog:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
AST’s backlog decreased by $177 million, or 13.9%, from $1,274 million for the year ended December 31, 2020 to $1,097 million for the year ended December 31, 2021. This was attributed to anticipated progress on the multi-year production awards received in 2020 for our Next Generation Soldier Sensing program with the U.S. Army.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
AST’s backlog decreased by $20 million, or 1.6%, from $1,294 million for the year ended December 31, 2019 to $1,274 million for the year ended December 31, 2020. This was attributed to revenue slightly outpacing new bookings.

NC&C
Revenue:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
NC&C revenue decreased by $54 million or, 5.3%, from $1,026 million for the year ended December 31, 2020 to $972 million for the year ended December 31, 2021. This decrease was attributed to a reduced demand of certain computing hardware and antenna programs with the U.S. Navy of $17 million and $15 million, respectively. Additionally, we realized a decline in bandwidth awards on our Global Network programs with various DoD customers reducing revenue by $27 million as compared to the prior year.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
NC&C revenue decreased by $27 million or, 2.6%, from $1,053 million for the year ended December 31, 2019 to $1,026 million for the year ended December 31, 2020. This decrease was attributed to a management decision focus on program pursuits that better fit our strategic investment profile, lowering Naval common network services equipment by $64 million and lower throughput on antenna programs with the U.S. Navy of $16 million. This was largely offset by newly awarded advanced combat networking hardware and ruggedized maintenance support programs which generated $41 million and $29 million of additional revenue, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Despite the decline in NC&C revenue, the Adjusted EBITDA increased by $5 million, or 5.9%, from $90 million for the year ended December 31, 2020 to $95 million for the year ended December 31, 2021, resulting in an Adjusted Margin increase from 8.7% for the year ended December 31, 2020 to 9.8% for the year ended December 31, 2021. This increase in Adjusted EBITDA and margin expansion was attributed to improved program performance with the U.S. Navy, highlighted by an increase in EBITDA of $14 million on certain computing hardware programs for the U.S. Navy’s shipboard launch systems. This improved profitability was partially offset by the decline in revenue as noted above.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
NC&C’s Adjusted EBITDA increased by $15 million, or 19.6%, from $75 million for the year ended December 31, 2019 to $90 million for the year ended December 31, 2020. Adjusted Margin increased from 7.1% for the year ended December 31, 2019 to 8.7% for the year ended December 31, 2020. This increase in Adjusted EBITDA and margin expansion was attributed to program mix, including the reduction in revenue from our Naval common network services equipment by $64 million. This was offset in part by changes in our assumed recovery for certain requests for equitable adjustments in certain electronics programs with the U.S. Navy impacting EBITDA by $11 million.
Bookings:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
NC&C’s bookings for the year ended December 31, 2021 were $883 million, a decrease of $(238) million, or (21.2%), from the year ended December 31, 2020. Our bookings continue to be highlighted by our foundational programs including follow-on awards received for our ruggedized computing and battle management systems with the U.S. Army ($138M), our Submarine hardware upgrade programs with the U.S. Navy ($100M) and our Global Network program awards with Special Operations Command (“SOCOM”) and the U.S. Army ($132 million). The decrease as compared to the prior year is attributed to lower demand of ruggedized computing maintenance support programs with the U.S. Army.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
NC&C’s bookings increased by $53 million, or 4.9%, to $1,121 million for the year ended December 31, 2020 from $1,068 million for the year ended December 31, 2019. Our bookings are highlighted by the continuance of our foundational programs including follow on Global Network program awards with Special Operations Command (“SOCOM”) and the U.S. Army and incremental funding on our MFoCS ruggedized computing hardware programs for $164 million and $180 million, respectively. The increase as compared to the prior year is attributed to the recently awarded advanced combat networking hardware with the U.S. Navy, increasing bookings $78 million against the prior year. This was offset in part by the strategic decision to focus our efforts and capacity on program pursuits that better fit our strategic investment profile, lowering our exposure to Naval common network services equipment by $37 million.
Backlog:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
NC&C’s backlog decreased by $(127) million, or (16%), from $792 million as of December 31, 2020 to $665 million as of December 31, 2021. This was primarily due to bookings of $883 million slightly below the $972 million of revenue realized during the period.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
NC&C’s backlog increased by $16 million, or 2%, from $776 million as of December 31, 2019 to $792 million as of December 31, 2020. This was primarily due to bookings of $1,158 million slightly exceeding revenues of $1,026 million.

IMS
Revenue:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
IMS revenue increased by $126 million, or 15%, from $834 million for the year ended December 31, 2020 to $959 million for the year ended December 31, 2021. The revenue increase was driven by contracted efforts to provide the U.S. Army with Mission Equipment Packages to support mobile short range air defense capabilities ($158 million) and continued progress providing power conversion equipment and electrical components and systems to the U.S. Navy to support the CVN 80/81 carrier ($72 million) and Columbia Class programs ($36 million). The IMS revenue growth was partially offset by the completion of the urgent operational needs TROPHYTM APS program ($93 million) which realized significant production efforts in 2020.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
IMS revenue decreased by $83 million, or 9%, from $917 million for the year ended December 31, 2019 to $834 million for the year ended December 31, 2020. This decrease was mostly attributed to the acceleration of $161 million of revenue on the APS program in 2019. Offsetting this decrease is incremental revenue generated from our recently awarded position on the Submarine Power Conversion program of $14 million and the receipt of our full rate production award for CUAS programs with the U.S. Army generating incremental $28 million of revenue as compared to 2019.
Adjusted EBITDA and Adjusted EBITDA Margin:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
In total, IMS’s Adjusted EBITDA increased by $35 million, or 62.7%, from $55 million for the year ended December 31, 2020 to $90 million for the year ended December 31, 2021. Adjusted Margin increased 280 bps from 6.6% for the year end December 31, 2020 to 9.4% for the year ended December 31, 2021. This increase in Adjusted EBITDA and margin improvement was attributed to the revenue expansion coupled with improved program performance on fixed price development program efforts including submarine power and propulsion system components for the U.S. Navy’s Columbia Class Program which realized losses of $37 million in the period ended December 31, 2020 as compared to $3 million during the current year.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
IMS’s Adjusted EBITDA decreased by $8 million, or 12.2%, from $63 million for the year ended December 31, 2019 to $55 million for the year ended December 31, 2020. Adjusted Margin decreased from 6.9% for the year end December 31, 2019 to 6.6% for the year ended December 31, 2020. This decrease in Adjusted EBITDA and margin reduction was attributed to cost growth on fixed price development program efforts including submarine power and propulsion system components for the U.S. Navy impacting EBITDA margins by $37 million.
Bookings:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Bookings as of December 31, 2021 were $904 million highlighted by the receipt of awards totaling $250 million for mission equipment packages for counter unmanned short range air defense and $140 million for electrical propulsion components for production efforts on the Columbia Class Program. The bookings decreased $(132) million, or 12.7%, from $1,036 million as of December 31, 2020 driven primarily to the prior year multi-year awards received in the prior year to support the CVN 80/81 carriers driving a reduction in annual bookings of $210 million.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Bookings increased by $134 million, or 14.9%, from $902 million as of December 31, 2019 to $1,036 million as of December 31, 2020. This increase was driven by awards received to support the CVN 80/81 carriers generating incremental bookings of $212 million as compared to the prior year. Further, our CUAS programs generated $19 million of additional awards as those programs transitioned from development into full rate production. These increases were largely offset by a reduction of awards received on our TROPHY™ APS programs of $195 million.

Backlog:
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Backlog decreased by $(126) million, or (10.3%), to $1,099 million for the year ended December 31, 2021 from $1,225 million for the year ended December 31, 2020. The backlog reduction is due primarily to progress on our awards to support the CVN 80/81 program ($85 million)
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Backlog increased by $451 million, or 58.3%, to $1,225 million for the year ended December 31, 2020 from $774 million for the year ended December 31, 2019. This was due to strong bookings driven principally by our awards to support the CVN 80/81 program ($212 million) and increased unfunded backlog on our submarine power and propulsion system components and other hybrid drive programs by $101 million..

Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2021. This data should be read in conjunction with our audited Consolidated Financial Statements and related notes included elsewhere in this document. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	2021				2019
(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total revenues	$820	$720	$658	$681	$826	$719	$650	$583
Interest expense	8	9	9	9	15	17	17	15
Net earnings	58	35	32	29	47	15	13	10
Adjusted EBITDA(1)	102	70	69	71	109	62	45	50
Free cash flow(1)	118	61	48	(262)	332	(8)	50	(309)
_______________
(1)See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for definitions of these measures. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS, Leverage Ratio and free cash flow are non-GAAP measures. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 11: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of December 31, 2021 was $240 million compared to $61 million as of December 31, 2020.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Net cash provided by operating activities	$178	$125	$157
Net cash provided by (used in) investing activities	39	(70)	(151)
Net cash used in financing activities	(38)	(80)	(1)
Effect of exchange rate changes on cash and cash equivalents	—	1	1
Net increase (decrease) in cash and cash equivalents	$179	$(24)	$6
Free cash flow(1)	$118	$74	$110
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Year Ended December 31, 2021 Compared to the Years Ended December 31, 2020 and 2019
Operating Activities
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
We generated cash from operating activities of $178 million for the year ended December 31, 2021 as compared to $125 million for the year ended December 31, 2020. This increase was primarily attributed to increased Net Income driven by our improved profitability and reduction in interest related expenditures which was offset in part by an increase in working capital during the period. In total our changes in our assets and liabilities absorbed $65 million of cash for the year ended December 31, 2021 compared to $46 million for the year ended December 31, 2020. The growth in net assets is primarily attributed to investments in Contract Assets as of December 31, 2021 which resulted in a $71 million use of cash during the period. Additionally, we also generated higher accounts receivables driving a cash usage of $54 million. This increase in working capital was partially offset by a $42 million reduction in our inventory levels attributed to progress on certain sensor programs within our AST segment.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
We generated cash from operating activities of $125 million for the year ended December 31, 2020 as compared to $157 million for the year ended December 31, 2019. This decrease was primarily attributed to an increase in working capital resulting from a reduction in our vendor payable obligations in December 31, 2020 as compared to the prior year. This resulted in cash usage of $58 million. Additionally, we also generated higher accounts receivables driving a cash usage of $35 million. This increase in working capital was partially offset by a $65 million reduction in contract assets in connection with the achievement of billable milestones on development type programs, including our APS, which reduced contract assets by $60 million during the year. In addition to the contract asset reduction, we also decreased working capital through the social security payroll tax deferral offered as part of the COVID-19 relief efforts.
Investing Activities
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Investing activities generated $39 million of cash during the year ended December 31, 2021 as compared to $70 million usage during the year ended December 31, 2020. The $109 million improvement in investing cash inflows is attributed to the 2020 loan of $115 million issued to US Holding. The loan was repaid during the 2021 fiscal year and a subsequent loan was not issued in December 2021. In addition during the year ended December 31, 2021 we completed an acquisition for $11 million offsetting the increase from our other investing activities. See Note 1. Summary of Significant Accounting Policies for further detail on the Ascendant Engineering Solutions (AES) acquisition.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Investing activities used $70 million of cash during the year ended December 31, 2020 as compared to $151 million during the year ended December 31, 2019. The $81 million reduction in investing cash outflows is attributed to the 2019 loan of $100 million issued to US Holding. The loan was repaid during the 2020 fiscal year and a subsequent loan was issued totaling $115 million in December of 2020. The net cash outflow of the intercompany loans was $15 million in 2020 compared to $100 million in 2019.
Financing Activities
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Cash used in financing activities for the year ended December 31, 2021 and December 31, 2020 was $38 million and $80 million, respectively. Cash used in financing activities consisted of the $20 million payment of our 5.0% Daylight term loan and the repayment of other short term debt obligations of $12 million.
Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Cash used in financing activities for the year ended December 31, 2020 and December 31, 2019 was $80 million and $1 million, respectively. Cash used in financing activities increased primarily as a result of the principal payment of our 4% term debt of $50 million and $15 million of principal reduction of the Daylight Term Loan.
Free Cash Flow
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Free cash flow increased by $44 million, or 59.5%, to $118 million for the year ended December 31, 2021 as compared to $74 million for the year ended December 31, 2020. This was primarily due to growth in net income and a reduction in Inventory of $42 million. This was partially offset by investments in our net asset position. See cash flows from operations for further detail.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Free cash flow decreased by $36 million, or 32.7%, to $74 million for the year ended December 31, 2020 as compared to $110 million for the year ended December 31, 2019. This was primarily due to growth in operating working capital driven from a reduction in accounts payable of $58 million and accounts receivable growth of $35 million year over year. This was largely offset by reduction in contract assets of $65 million as we completed development programs and transitioned them to production programs.

Material Cash Requirements
As of December 31, 2021, our material cash requirements were as follows:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings with related parties(1)	$246	$34	$212	$—	$—
Loans from banks	15	15	—	—	—
Operating leases	106	27	44	21	14
Finance leases and other(2)	246	15	30	28	173
Post-retirement obligations(3)	137	13	27	28	69
Purchase commitments(4)	815	683	98	13	21
Total	$1,565	$787	$411	$90	$277
________________
(1)Includes scheduled interest payments.
(2)Finance leases and other includes a build-to-suit, failed sale leaseback asset obligation of $48 million as of December 31, 2021. See Note 11: Debt of our Notes to Consolidated Financial Statements.
(3)Post-retirement obligations include those amounts we expect to pay out in benefits payments and are further explained in Note 12: Pension and Other Postretirement Benefits of our Notes to Consolidated Financial Statements.
(4)Purchase commitments include open purchase orders with vendors for which the Company is contractually obligated.

Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020, we had no significant off balance sheet arrangements.

Critical Accounting Policies and Estimates
The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States of America. Other areas require management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) they require management to make assumptions about matters that are uncertain at the time of the estimate; and (2) different estimates we reasonably could have used, or changes in the estimates that are reasonably likely to occur, that would have a material effect on our consolidated financial condition or results of operations.
We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
•Revenue Recognition and Contract Estimates
•Reviews for Impairment of Goodwill and Long-Lived Assets
•Pension Assumptions
•Income Taxes

Revenue Recognition on Contracts and Contract Estimates
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. Substantially all of our contracts are accounted for using the over time, cost-to-cost accounting method as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers.
Revenue and cost estimates for substantially all over time contract performance obligations are reviewed and updated quarterly. Contract estimates are based on various assumptions to project the outcome of future events that can span multiple years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors and the availability and timing of funding from the customer. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate impact of adjustments in contract estimates are $34 million, $77 million, and $55 million for 2021, 2020, and 2019, respectively. The changes in estimates are primarily attributed to changes in our firm-fixed-priced development type programs. As changes happen in the design to meet required specifications, those changes often result in changes to the overall profitability of the programs. Our contract reviews are conducted at least quarterly in which we incorporate our best estimate to complete the program known at that point in time.
For further discussion, see Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements.
Reviews for Impairment of Goodwill and Long-lived Assets
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. We review goodwill for impairment annually at each of our reporting units or when changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit.
We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions (e.g., impact of COVID-19), changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we estimate the fair value of the reporting unit and compare that to its carrying value. To the extent the carrying value exceeds the fair value of a reporting unit, an impairment is recorded for the amount equal to this excess.
Our estimate of fair value is based primarily on the discounted projected cash flows of the underlying operations and requires the use of judgment by management. The process requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business and the appropriate risk adjusted interest rate used to discount the projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis.

As of December 31, 2021 and 2020, we completed qualitative assessments for our reporting units that did not identify the need for further analysis. As a result, no impairments to goodwill were recorded.
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.
Pension Assumptions
Our defined-benefit pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumptions include interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. The expected long-term rate of return is based on the market expectations at the beginning of the period for returns over the entire life of the related obligation. These retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and other post-retirement benefit cost could increase or decrease. For further discussion about our retirement plan assumptions, see ‘
Note 12: Pension and Other Postretirement Benefits to the Consolidated Financial Statements.
Income Taxes
We account for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.
The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our income tax expense.
As of December 31, 2021 and December 31, 2020, we had gross deferred tax assets of $120 million and $154 million, respectively, and deferred tax asset valuation allowances of $10 million and $11 million, respectively. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets as of December 31, 2021 and

December 31, 2020 include $21 million and $39 million, respectively, related to tax benefit carryforwards associated with net operating losses.
Accounting Standards Updates (ASU)
See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding accounting standards we adopted in 2021 and other new accounting standards that have been issued by the Financial Accounting Standards Board but are not effective until after December 31, 2021.
ITEM 7A. Quantitative and Qualitative Disclosure of Market Risks
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in ‘Note 12: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, for which no amounts were outstanding as of December 31, 2021. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $54 million as of December 31, 2021. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have experienced inflationary pressures to our supply chain costs, including those associated with micro-electronics, commodities (e.g. metals), and others. Historically, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that have been sufficient to cover cost increases over the period of performance. However, these costs could rise further and may not be mitigated. As a result, they could affect our financial results negatively in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors
Leonardo DRS, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Leonardo DRS, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income (loss), shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of costs to complete for certain long-term contracts
As discussed in Notes 1(D) and 2 to the consolidated financial statements, the Company recognizes revenues for the majority of contracts determined using the ratio of cumulative costs incurred to date to estimated total contract costs at completion. The accounting for long-term contracts involves estimation of the costs to complete a contract in order to accurately recognize the associated revenues. Developing the estimated total contract costs to complete a contract often requires judgment related to the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
We identified the assessment of the estimation of costs to complete for certain long-term contracts in the Integrated Mission Systems segment as a critical audit matter. The evaluation of the costs to complete for certain contracts required a high level of subjective auditor judgment, due to the nature and complexity of the work to be performed for these contracts, subcontractor performance and the risk and impact of delayed performance. Changes to the estimated costs to complete each contract could have a significant impact on the estimated revenues recorded during the period.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the estimation of costs to complete the selected long-term contracts. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. Based on the nature of the individual contract, we evaluated the Company’s estimated costs to complete by:
•reading the underlying contract and related amendments to obtain an understanding of the contractual requirements and related performance obligations
•assessing costs incurred to-date compared to estimated total contract costs at completion and the relative progress toward satisfying the performance obligation(s) of the contract
•assessing, if relevant, the estimated costs to complete on similar or predecessor contracts and programs
•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated cost to complete or indications of potential management bias
•inspecting correspondence, if any, between the Company and the customer regarding actual to-date and expected performance
•analyzing the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs to complete.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
McLean, Virginia
March 28, 2022

LEONARDO DRS, INC.
Consolidated Statements of Earnings

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Revenues:
Products	$2,505	$2,412	$2,220
Services	374	366	494
Total revenues	2,879	2,778	2,714
Cost of revenues:
Products	(2,067)	(2,000)	(1,904)
Services	(265)	(284)	(351)
Total cost of revenues	(2,332)	(2,284)	(2,255)
Gross profit	547	494	459
General and administrative expenses	(293)	(283)	(277)
Amortization of intangibles	(9)	(9)	(9)
Other operating expenses, net	(9)	(21)	(10)
Operating earnings	236	181	163
Interest expense	(35)	(64)	(65)
Other, net	(1)	(5)	(3)
Earnings before taxes	200	112	95
Income tax provision	46	27	20
Net earnings	$154	$85	$75

Net earnings per share from common stock:
Basic and diluted earnings per share:	1.06	$0.59	$0.52

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net earnings	$154	$85	$75
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income taxes	2	1	3
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	10	22	(15)
Other comprehensive income (loss), net of income tax	12	23	(12)
Total comprehensive income	$166	$108	$63

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$240	$61
Accounts receivable, net	156	102
Contract assets	743	672
Inventories	205	247
Related party note receivable	—	115
Prepaid expenses	23	33
Other current assets	22	33
Total current assets	1,389	1,263
Noncurrent assets:
Property plant and equipment, net	364	355
Intangible assets, net	52	60
Goodwill	1,071	1,057
Deferred tax assets	56	87
Other noncurrent assets	137	134
Total noncurrent assets	1,680	1,693
Total assets	$3,069	$2,956
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$41	$53
Accounts payable	479	478
Contract liabilities	174	177
Other current liabilities	295	267
Total current liabilities	989	975
Noncurrent liabilities:
Long-term debt	352	374
Pension and other postretirement benefit plan liabilities	61	88
Other noncurrent liabilities	74	92
Total noncurrent liabilities	$487	554
Shareholder's equity:
Preferred Stock,$0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(2,983)	(3,137)
Accumulated other comprehensive loss	(58)	(70)
Total shareholder's equity	1,593	1,427
Total liabilities and shareholder's equity	$3,069	$2,956

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Operating activities
Net earnings	$154	$85	$75
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	58	53	51
Deferred income taxes	31	30	12
Other	—	3	3
Changes in assets and liabilities:
Accounts receivable	(54)	(35)	9
Contract assets	(71)	65	(166)
Inventories	42	(38)	(36)
Prepaid expenses	10	(14)	(2)
Other current assets	12	3	3
Other noncurrent assets	19	22	19
Defined benefit obligations	(13)	(9)	(1)
Other current liabilities	28	30	(11)
Other noncurrent liabilities	(36)	(14)	(16)
Accounts payable	1	(58)	156
Contract liabilities	(3)	2	61
Net cash provided by operating activities	178	125	157
Investing activities
Capital expenditures	(60)	(56)	(55)
Business acquisitions, net of cash acquired	(14)	—	(4)
Proceeds from sales of assets	—	5	8
Net repayments received (advances) on related party note receivable	115	(15)	(100)
Cost method investment	(2)	(4)	—
Net cash provided by (used in) investing activities	39	(70)	(151)
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(18)	(11)	16
Repayment of related party debt	(950)	(1,170)	(895)
Borrowings from related parties	930	1,105	880
Other	—	(4)	(2)
Net cash used in financing activities	(38)	(80)	(1)
Effect of exchange rate changes on cash and cash equivalents	—	1	1
Net increase (decrease) in cash and cash equivalents	179	(24)	6
Cash and cash equivalents at beginning of year	61	85	79
Cash and cash equivalents at end of year	$240	$61	$85
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of related party debt	$—	$300	$—
Additions of property plant and equipment and long-term debt for a build-to-suit lease	$—	$49	$—
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2018	$1	$4,333	$(81)	$(3,297)	$956
Total comprehensive income (loss)	—	—	(12)	75	63
Balance as of December 31, 2019	1	4,333	(93)	(3,222)	1,019
Forgiveness of related party debt	—	300	—	—	300
Total comprehensive income	—	—	23	85	108
Balance as of December 31, 2020	1	4,633	(70)	(3,137)	1,427
Total comprehensive income	—	—	12	154	166
Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
These capabilities directly align with our three reportable segments: Advanced Sensor Technologies, Network Computing & Communications and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 86% and 84% of our total revenues as an end-user for the years ended December 31, 2021 and 2020, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 14% and 16% of our total revenues for the years ended December 31, 2021 and 2020. Our three reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
See Note 17: Segment Information for further information regarding our business segments.
B.Basis of presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of DRS, its wholly owned subsidiaries and its controlling interests. Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated. For joint ventures in which the Company does not have a controlling interest, but exerts significant influence, the Company applies the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
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
D.Revenue Recognition
Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, cost-to-cost method of accounting. On certain other contracts, primarily time and material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customer based on control transferred to the customer. See Note 2: Revenue from Contracts with Customers for additional information regarding revenue recognition.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred. Company-funded R&D costs charged to cost of revenues totaled $48 million, $41 million and $31 million in 2021, 2020 and 2019, respectively.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in 2021, 2020 and 2019 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheet as a component of other comprehensive income.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L.Goodwill
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both December 31, 2021 and 2020.
The annual impairment test is typically performed after completion of the Company's annual financial operating plan, which occurs as of December 31. The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the optional qualitative assessment is performed (Step 0) and the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an additional quantitative fair value test (Step 1) is performed. When performing the Step 1 goodwill impairment test, we compare the fair values of each of our reporting units to their respective carrying values. In order to compute the fair value of our reporting units, we primarily use the income approach based on the discounted cash flows that each reporting unit expects to generate in the future, consistent with our operating plans. Determining the fair value of our reporting units requires significant judgments, including the timing and amount of future cash flows, long-term growth rates, determination of the weighted-average cost of capital and terminal value assumptions. If, based on the quantitative fair value test, the Company concludes that the carrying value of the reporting unit exceeds its fair value, the Company will recognize a goodwill impairment loss in an amount equal to that excess. The Company completed impairment tests as of December 31, 2021, 2020 and 2019 and no adjustment to the carrying value of goodwill was deemed to be necessary. See Note 7: Goodwill for additional information regarding goodwill.
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
N.Derivative Financial Instruments
The Company does not use derivative financial instruments for trading purposes. All derivative instruments are carried on the Consolidated Balance Sheet as either assets or liabilities at fair value. The

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
classification of gains and losses resulting from changes in the fair values of derivatives depends on the intended use of the derivative and its resultant designation. The Company had no significant derivative or hedging instruments during the years ended December 31, 2021, 2020 or 2019.
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 12. Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.

P.Income Taxes
We and US Holding have entered into a Tax Allocation Agreement (“Tax Allocation Agreement”), dated as of November 16, 2020, with members of an affiliated group, as defined in Section 1504(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provides for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2021 and each subsequent year in which the parties are members of a group (whether federal or state). The agreement also provides for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the agreement, the parties have agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended December 31, 2008) as if the agreement was then in effect.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
See Note 10: Income Taxes for additional information regarding income taxes.
Q.Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards, only in periods in which such effect would have been dilutive for the period. In February 2021, the Company completed a forward stock split of 1-for-1,450,000 shares of common stock. The consolidated financial statements have been retroactively adjusted as necessary to reflect the forward stock split for all periods presented. There were 100 shares and 145.00 million basic and diluted common shares outstanding before and after the forward stock split, respectively, for all periods presented.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
outstanding. See Note 12: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheet at carrying value, which other than the 7.5% Term loan due November 30, 2023, approximate fair value. See Note 11: Debt for further information regarding our debt.
T.Acquisitions, Investments, Variable Interest Entities and Divestitures
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
During the third quarter of 2021 the Company acquired substantially all the assets of Ascendant Engineering Solutions (AES), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021 for a purchase price of $11 million with an additional $5 million payable upon the achievement of certain financial and operational targets.
AES designs, develops and manufactures high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (UAS) serving several branches of the DoD. The company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition enables the integration of our own Electro-Optical and Infrared systems with the gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition has been accounted for as a business combination and has been integrated into our Advanced Sensor Technologies segment.

Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheet. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings (Loss) since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period. See Note 13: Equity Method Investments for further information regarding our equity method investments.
The Company’s cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investment in VIEs as of December 31, 2021 or 2020.
U.New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Changes to Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. Specifically, the amendment removes disclosure requirements for amounts classified in accumulated other comprehensive income expected to be recognized over the next year and the effects of a one-percentage-point change in the assumed health care cost trend rate on service cost, interest cost and the benefit obligation for postretirement benefits. The amendment also requires additional disclosure around weighted-average interest crediting rates for cash balance plans, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The adoption of the standard as of January 1, 2021 did not have a material impact on our consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of the standard as of January 1, 2021 did not have a material impact on our consolidated financial statements.

Accounting Guidance Issued but Not Yet Adopted as of December 31, 2021:
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which requires certain disclosures to be included with respect to the types of assistance, the accounting for the assistance as well as the effect on the financial statements of the assistance. The purposes of the ASU is to increase transparency and eliminate disparity of accounting for and reporting of the receipt of government assistance. The standard is effective for fiscal periods beginning after December 15, 2021. The Company does not expect the adoption to have a material impact on our disclosures.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
EAC adjustments had the following impacts to revenue for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue	$(34)	$(77)	$(55)
Total % of Revenue	1%	3%	2%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability. The reductions to revenue for the years ended December 31, 2021, 2020 and 2019 were related to certain masted surveillance and submarine electric propulsion programs within our IMS segment, solider sensing programs within our AST segment and adjustments to the measurement of variable consideration related to certain requests for equitable adjustment with the U.S. Navy within our NC&C segment.
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

	Year Ended December 31,
(Dollars in millions)	2021	2020
Contract assets	$743	$672
Contract liabilities	174	177
Net contract assets	$569	$495
Revenue recognized in 2021 and 2020 that was included in the contract liability balance at the beginning of each year was $108 million and $104 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table summarizes the value of our backlog at December 31, 2021 and 2020:

Backlog:	Year Ended December 31,
(Dollars in millions)	2021	2020
Funded	$2,510	$2,847
Unfunded	351	444
Total Backlog	$2,861	$3,291
We expect to recognize approximately 62.5% of our December 31, 2021 backlog as revenue over the next 12 months, with the remainder to be recognized thereafter.
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

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue by Geographical Region
United States	$880	$821	$711
International	76	107	58
Intersegment Sales	14	12	12
Total	$970	$940	$781
Revenue by Customer Relationship
Prime contractor	$505	$443	$372
Subcontractor	451	485	397
Intersegment Sales	14	12	12
Total	$970	$940	$781
Revenue by Contract Type
Firm Fixed Price	$822	$813	$614
Flexibly Priced(1)	134	115	155
Intersegment Sales	14	12	12
Total	$970	$940	$781
________________
(1)Includes revenue derived from time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue by Geographical Region
United States	$928	$942	$988
International	37	75	41
Intersegment Sales	7	9	24
Total	$972	$1,026	$1,053
Revenue by Customer Relationship
Prime contractor	$704	$620	$655
Subcontractor	261	397	374
Intersegment Sales	7	9	24
Total	$972	$1,026	$1,053
Revenue by Contract Type
Firm Fixed Price	$845	$903	$956
Flexibly Priced(1)	120	114	73
Intersegment Sales	7	9	24
Total	$972	$1,026	$1,053
________________
(1)Includes revenue derived from time-and-materials contracts.
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate IMS revenue by geographical region, customer relationship and contract type. We believe these categories best depict

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue by Geographical Region
United States	$913	$792	$895
International	45	41	21
Intersegment Sales	1	1	1
Total	$959	$834	$917
Revenue by Customer Relationship
Prime contractor	$174	$283	$442
Subcontractor	784	550	474
Intersegment Sales	1	1	1
Total	$959	$834	$917
Revenue by Contract Type
Firm Fixed Price	$831	$692	$763
Flexibly Priced(1)	127	141	153
Intersegment Sales	1	1	1
Total	$959	$834	$917
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

	December 31,
(Dollars in millions)	2021	2020
Accounts receivable	$157	$104
Less allowance for doubtful accounts	(1)	(2)
Accounts receivable, net	$156	$102
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $15 million and $27 million at December 31, 2021 and 2020, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Inventories
Inventories consists of the following:

	December 31,
(Dollars in millions)	2021	2020
Raw materials	$43	$52
Work in progress	161	193
Finished goods	1	2
Total	$205	$247
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

	December 31,
(Dollars in millions)	2021	2020
Land, buildings and improvements	$312	$294
Plant and machinery	191	186
Equipment and other	298	276
Total property, plant and equipment, at cost	801	756
Less accumulated depreciation	(437)	(401)
Total property, plant and equipment, net	$364	$355
Depreciation expense related to property, plant and equipment was $49 million, $44 million and $42 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Land, buildings and improvements include assets under finance leases in the amount of $104 million and $108 million as of December 31, 2021 and 2020, respectively. See Note 9: Leases for additional information.
As of December 31, 2021, the Company accounted for our manufacturing facility in Menomonee Falls, WI as a build-to-suit lease with a failed sale-leaseback and is included in the Land, building, and improvements in the above table. See Note 11: Debt for additional information.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

	December 31,
(Dollars in millions)	2021	2020
Salaries, wages and accrued bonuses	$70	$61
Fringe benefits	74	71
Litigation	10	10
Restructuring costs	4	1
Provision for contract losses	48	44
Operating lease liabilities	24	22
Other(1)	65	58
Total other current liabilities	$295	$267
Retirement benefits	$—	$—
Operating lease liabilities	$73	$81
Other(2)	1	11
Total other noncurrent liabilities	$74	$92
________________
(1)Consists primarily of taxes payable, environmental remediation reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.
(2)Consists primarily of workers’ compensation liabilities and certain payroll taxes deferred under the CARES Act.
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	AST	NC&C	IMS	Total
Balance at January 1, 2020 (1)	$363	$275	$419	$1,057
Acquisitions	—	—	—	—
Balance at December 31, 2020	363	275	419	1,057
Acquisitions	14	—	—	14
Balance at December 31, 2021	$377	$275	$419	$1,071
________________
(1)Goodwill is reported net of $1,313 million, $1,049 million and $606 million of accumulated impairments as of January 2020 for the AST, NC&C and IMS segments, respectively.

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
The following disclosure presents certain information regarding the Company's intangible assets as of December 31, 2021 and 2020. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(908)	$49	$957	$(899)	$58
Patents and licenses	9	(6)	3	7	(5)	2
Total intangible assets	$966	$(914)	$52	$964	$(904)	$60
Amortization expense related to intangible assets was $9 million, $9 million, and $9 million respectively, for the years ended December 31, 2021, 2020 and 2019.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. The estimated annual amortization expense related to intangible assets for the subsequent five years is as follows:

(in millions) Year Ending December 31,	Estimated Annual Amortization
2022	$9
2023	9
2024	9
2025	9
2026	9
Note 9. Leases
The Company leases various real estate for manufacturing facilities, administrative offices and warehouses under both finance leases and operating leases. In addition, the Company leases vehicles, machinery and office equipment under operating leases. We determine whether our contracts are or contain a lease at the inception of such arrangements. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
ROU assets and lease liabilities are recorded on the Consolidated Balance Sheet as of the lease commencement based on the present value of the future lease payments over the lease term. As our leases do not generally explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate, which is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as of the lease commencement date. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes lease payments made at or before the commencement date of the lease, less any lease incentives received. The remaining lease cost is amortized over the remaining life of the lease on a straight-line basis. We evaluate ROU assets for impairment consistent with the treatment of other long-lived assets.
Some of our leases include options to extend the lease terms or to terminate the lease early. We include the impact of the option in the determination of the ROU assets and liabilities when it is reasonably certain that we will exercise the option. Our lease payments are largely fixed, but may include variable payments that do not depend on an index or rate, such as usage-based amounts, and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2019, we have entered into a sale-leaseback transaction related to a facility in Milwaukee, WI. We have analyzed the transaction and determined the criteria to recognize a sale has been met and we have derecognized the related assets. The arrangement does not contain a repurchase option or other substantive obligations related to the property. Further, we have determined that the underlying lease meets the criteria to be classified as an operating lease. As a result, we have recognized an immaterial loss related to the transaction.
As of December 31, 2021, the Company has not entered into any significant leases that have not yet commenced. We elected not to recognize a ROU asset and lease liability for leases with an initial term of 12 months or less. These leases are expensed on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and to instead account for them as a single component. We have elected this practical expedient for all classes of assets.
Lease Cost
The Company’s total lease cost consists of the following:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Operating lease cost(1)	$26	$24
Finance lease cost(2):
Amortization of right-of-use assets	8	7
Interest on lease liabilities	5	5
Total lease cost	$39	$36
________________
(1)Operating lease expense is included within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings Operating lease cost includes short-term leases of approximately $3 million and $5 million and an insignificant amount of variable lease cost for both 2021 and 2020.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset and interest expense, net in the Company’s Consolidated Statements of Earnings.
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in millions)	2021	2020
ROU assets
Operating leases(1)	$84	$88
Finance leases(2)	104	108
Total leased assets	$188	$196
Liabilities
Current lease liabilities:
Operating(1)	$24	$22
Finance(2)	6	5
Noncurrent lease liabilities:
Operating(1)	73	81
Finance(2)	107	109
Total lease liabilities	$210	$217

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
________________
(1)Operating lease assets are included within other noncurrent assets and operating lease liabilities are included within other current liabilities (current portion) and other noncurrent liabilities (noncurrent portion) in the Company’s Consolidated Balance Sheet.
(2)Finance lease assets are included within property, plant and equipment, net and finance lease liabilities are included within short-term borrowings and current portion of long-term debt (current portion) and long-term debt (noncurrent portion) in the Company’s Consolidated Balance Sheet.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$27
Operating cash flows from finance leases	5	5
Financing cash flows from finance leases	5	4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	18	16
Finance leases	4	46
Weighted Average Lease Term and Discount Rate
Lease terms and discount rates related to leases are as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	5 years	5 years
Finance leases	15 years	16 years
Weighted-average discount rate:
Operating leases	4.3%	4.4%
Finance leases	4.6%	4.5%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturity of Lease Liabilities:
As of December 31, 2021, future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Year Ending December 31,
2022	$27	$11
2023	25	11
2024	19	11
2025	12	10
2026	9	10
Thereafter	14	104
Total lease payments	106	157
Less: imputed interest	9	44
Present value of lease liabilities	97	113
Less: current maturities	24	6
Long-term lease obligations	$73	$107

Note 10. Income Taxes
Earnings (loss) before taxes consists of the following:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Earnings before taxes
Domestic	$203	$112	$89
Foreign	(3)	—	6
Total	$200	$112	$95
Income tax provision (benefit) consists of the following:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Current:
Federal	$(1)	$—	$—
State	—	3	2
Foreign	1	2	1
	—	5	3
Deferred:
Federal	43	24	17
State	5	—	—
Foreign	(2)	(2)	—
	46	22	17
Total	$46	$27	$20

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal rate	21.0%	21.0%	21.0%
State rate, net of federal benefit	3.6%	2.3%	0.5%
Foreign rate differential	(0.2)%	0.5%	0.5%
Research & development credit, net of reserves	(0.2)%	(0.7)%	(2.3)%
Nondeductible expenses	0.9%	0.4%	0.7%
Global intangible low taxed income	—%	0.2%	1.0%
Change in valuation allowance	(1.4)%	(2.5)%	0.2%
Change in tax reserves	(0.4)%	2.2%	0.2%
Other	(0.3)%	0.7%	(0.7)%
Effective tax rate	23.0%	24.1%	21.1%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 is as follows:

	December 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Federal net operating losses	$5	$18
State net operating losses	16	21
Tax credit carryforwards	21	23
Accrued compensation and benefits	23	26
Contract liabilities	21	20
Accrued expenses	5	5
Pension and post-retirement plans	18	24
Inventory capitalization	5	8
Other	5	8
Disallowed interest	1	1
Total gross deferred tax assets	120	154
Less valuation allowance	10	11
Deferred tax assets	110	143
Deferred tax liabilities:
Intangible assets	(41)	(44)
Fixed assets	(12)	(11)
Other	(1)	(1)
Deferred tax liabilities	(54)	(56)
Net deferred tax asset	$56	$87
Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $11 million and $14 million as of December 31, 2021 and 2020 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See‘
Note 12: Pension and Other Postretirement Benefits for additional details. As of December 31, 2021 and 2020 the Company had U.S. federal net operating loss carryforwards of $28 million and $131 million, respectively, which we anticipate we will be able to apply prior to their expiration which commences in 2025. The annual utilization of approximately $28 million of certain our Federal net operating losses is subject to limitations under section 382 of the Internal Revenue Code. As of December 31, 2021 and

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2020 we had apportioned state net operating loss carryforwards of $239 million and $327 million, respectively, which are associated with jurisdictions in which we currently file and the Company expects to utilize prior to expiration except for those for which we have recorded a valuation allowance. We have federal tax credit carryforwards that commence expiring in 2032, which we anticipate being able to utilize prior to their expiration.
Tax Uncertainties
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management at least quarterly based on the best information available. The Company’s total liability for unrecognized tax benefits as of December 31, 2021, 2020 and 2019 was approximately $22 million, $25 million and $18 million, respectively; all of which will impact the effective tax rate when recognized. Approximately $15 million, $22 million and $16 million as of December 31, 2021, 2020 and 2019, respectively, have been recorded within (and as an offset to) deferred tax assets. In addition, the Company does not believe there are any tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months. The table below summarizes the activity associated with our unrecognized tax benefits:

(Dollars in millions)	2021	2020	2019
Balance at January 1,	$25	$18	$14
Increase related to prior year tax positions	—	3	3
Increase related to current year tax positions	1	4	1
Decreases related to prior year tax positions	(4)	—	—
Lapse of statute of limitations	—	—	—
Settlements with taxing authorities	—	—	—
Balance at December 31,	$22	$25	$18
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through the tax year ended December 31, 2016 except as it relates to the net operating loss carryforward and tax credit carryforwards. Substantially all material state and local matters have been concluded for years through the tax year ended December 31, 2015. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through the tax years ending during 2016.
As of December 31, 2021, the Company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA allows for a dividend received deduction for repatriation of foreign earnings. We intend to indefinitely reinvest these earnings. Should the Company’s undistributed earnings from its investment in non‐U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Debt
The Company’s debt consists of the following:

	December 31,
(Dollars in millions)	2021	2020
7.5% Term loan due November 30, 2023(1)	139	139
5.0% Daylight term loan due October 15, 2024(1)	78	98
Finance lease and other	161	163
Short-term borrowings	15	27
Total debt principal	393	427
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	393	427
Less short-term borrowings and current portion of long-term debt	(41)	(53)
Total long-term debt	$352	374
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2023. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at December 31, 2021 and 2020 was $139 million and $139 million, respectively. The fair value of this term loan at December 31, 2021 and 2020 was $182 million and $182 million, respectively; however the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty. During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is a related party.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million and $98 million at December 31, 2021 and 2020, respectively, which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
During April 2018, the Company was advanced an additional $50 million by US Holding under a term loan. This term loan bears interest at 4.0% and had an initial maturity date of December 31, 2018, which was extended until December 31, 2021. This term loan was repaid in full, with no prepayment penalty, on December 19, 2020.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of December 31, 2021 and 2020, the Revolving Credit Facility had a credit limit of $450 million and $450 million, respectively, and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. There was no balance on the Revolving Credit Facility as of December 31, 2021 and 2020.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $65 million and $60 million at December 31, 2021 and 2020, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At December 31, 2021 and 2020, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $35 million and $31 million as of December 31, 2021 and 2020, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Finance Lease and Other
As of December 31, 2021, finance lease and other of $161 million includes approximately $113 million related to finance lease liabilities and $48 million related to our Menomonee Falls, WI manufacturing facility, which has been accounted for as a build-to-suit lease with a failed sale leaseback. Approximately $6 million has been recognized as the current portion of long-term debt for the finance lease liabilities and financing liability related to the build-to-suit arrangement.
Short-term Borrowings
As of December 31, 2021 and 2020, the Company recognized $15 million and $27 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
Interest Paid
Total interest paid associated with our debt was $35 million, $64 million and $65 million in 2021, 2020 and 2019, respectively.
Maturities of long-term debt as of December 31, 2021 are as follows:

(Dollars in millions)
Year Ending December 31,
2022	$41
2023	171
2024	40
2025	7
2026	7
Thereafter	127
Total principal payments	$393
‘
Note 12. Pension and Other Postretirement Benefits
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of December 31, 2021 and 2020:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$226	$261	$2	$3	$23	$24
Service cost	—	—	—	—	—	—
Interest cost	5	7	—	—	1	1
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gain) loss	(3)	(10)	—	(1)	(1)	(1)
Benefits paid	(13)	(10)	—	—	(1)	(1)
(Gain) loss due to settlement	—	(21)	—	—	—	—
Plan amendments	—	—	—	—	—	—
Exchange rate differences and other	—	(1)	—	—	—	—
Benefit obligation at end of year	$215	$226	$2	$2	$22	$23
Change in plan assets:
Fair value of plan assets at beginning of year	$151	$158	$1	$1	$11	$10
Actual return on plan assets	15	19	—	—	1	1
Plan participants' contributions	—	—	—	—	—	—
Employer contributions	13	6	—	—	1	1
Benefits paid	(13)	(10)	—	—	(1)	(1)
(Loss) gain due to settlement	—	(21)	—	—	—	—
Exchange rate differences and other	—	(1)	—	—	—	—
Fair value of plan assets at end of year	166	151	1	1	12	11
Contributions between measurement date and year end	—	—	—	—	—	—
Funded status of the plans at year end	$(49)	$(75)	$(1)	$(1)	$(10)	$(12)
The amounts recognized in the Consolidated Balance Sheet, as of December 31, 2021 and 2020 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Noncurrent assets	$—	$—	$1	$1	$—	$—
Current liabilities	—	—	—	—	—	—
Noncurrent liabilities	(49)	(75)	(2)	(2)	(10)	(11)
Net liability recognized	$(49)	$(75)	$(1)	$(1)	$(10)	$(11)

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amounts recognized in accumulated other comprehensive income (before taxes) at December 31, 2021 and 2020 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	40	52	(1)	(2)	6	7
Total amount recognized in accumulated other comprehensive losses (earnings)	$40	$52	$(1)	$(2)	$6	$7
The aggregate accumulated benefit obligation (“ABO”) for the Company's defined benefit pension plans combined was $237 million and $249 million at December 31, 2021 and 2020, respectively. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation (“PBO”).The table below presents information for the pension plans with an ABO and PBO in excess of the fair value of plan assets at December 31, 2021 and 2020.

(Dollars in millions)	December 31, 2021	December 31, 2020
Projected benefit obligation	$237	$249
Accumulated benefit obligation	237	249
Fair value of plan assets	178	162
The following table summarizes the weighted average actuarial assumptions used to determine our benefit obligations at December 31, 2021 and 2020:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2021	2020	2021	2020	2021	2020
Rate assumptions
Discount rate	2.8%	2.4%	2.6%	4.3%	2.8%	2.5%
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	5.9%	6.4%	5.9%	6.4%	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	4.6%	5.4%	N/A	N/A
Ultimate health care trend rate	N/A	N/A	4.3%	4.3%	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	2031	2031	N/A	N/A

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the years ended December 31, 2021 and 2020 and 2019:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	$5	$7	$7	$—	$—	$—	$1	$1	$1
Expected return on plan assets	$(7)	$(8)	$(7)	$—	$—	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$2	$3	$2	$(1)	$(1)	$—	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$—	$3	$—	$—	$—	$—		$—	$—
Net periodic benefit cost	$—	$5	$2	$(1)	$(1)	$—	$1	$1	$1
The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive earnings for the Company's pension, postretirement and supplemental retirement benefit plans for the years ended December 31, 2021 and 2020 and 2019:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial (gain) loss	$(11)	$(21)	$19	$—	$(1)	$(1)	$(1)	$(1)	$4
Prior service cost	—	—	—	—	—	—	—	—	—
Amortization of net actuarial (loss) gain from prior years	(2)	(6)	(2)	1	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—	—	—	—
Total recognized in other comprehensive income	$(13)	$(27)	$17	$1	$—	$(1)	$(1)	$(1)	$4
________________
(1) Includes foreign exchange translation.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the weighted average actuarial assumptions used to determine our net periodic cost of the plans for the years ended December 31, 2021, 2020 and 2019:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Rate assumptions
Discount rate	2.8%	2.7%	3.6%	2.1%	2.8%	3.3%	2.4%	2.4%	3.5%
Expected long - term return on plan assets	6.4%	6.3%	6.9%	6.4%	5.8%	5.7%	N/A	N/A	N/A
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	N/A	5.8%	6.0%	6.5%	N/A	N/A	N/A
Ultimate health care trend rate	N/A	N/A	N/A	4.5%	4.5%	4.5%	N/A	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	N/A	2030	2029	2027	N/A	N/A	N/A

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
Plan Assets
The Company is responsible for formulating the investment policies and strategies for each plan's assets. Presently all of the plans are governed by a single investment policy and are uniformly invested. As part of the policy statement the Company has implemented a glide path which adjusts the percentage of assets invested in return seeking assets based upon the attainment of specific funding percentages. The non-return seeking assets are invested primarily in bonds with maturities closely matching the anticipated payment of benefits.
The table below represents all of the Company's funded pension plans' and postretirement benefit plans' weighted-average asset allocation at December 31, 2021 and 2020 by asset category:

	Asset Allocation
	2021	2020
Asset Category
Equity securities	41%	55%
Debt securities	47%	33%
Real estate	6%	6%
Other, primarily cash and cash equivalents, and hedge funds	6%	6%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below presents the target allocation ranges for each major asset category for the Company's benefit plans for the years ended December 31, 2021 and 2020.

Target Asset Allocation Range
	2021	2020
Asset Category
Equity securities	40% - 60%	40% - 60%
Debt securities	30% - 50%	40% - 50%
Real estate	5% - 10%	5% - 10%
Other, primarily cash and cash equivalents and hedge funds	5% - 10%	5% - 10%
The following tables provides the fair value of plan assets held by our defined benefit plan by asset category and by fair value hierarchy level. Certain investments are measured at their NAV per share and do not have readily determined fair values. As such, these investments are not subject to leveling in the fair value hierarchy.

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:	$—	$—	$—	$—
Cash and cash equivalents	$11	$—	$—	$11
Equity securities	6	—	—	6
Debt securities	—	—	—	—
Total	$17	$—	$—	$17
Investments measured at NAV:
Collective trust funds	—	—	—	162
Equity and fixed income funds	—	—	—	—
Total	$17	$—	$—	$179

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$9	$—	$—	$9
Equity securities	6	—	—	6
Debt securities	—	—	—	—
Total	$15	$—	$—	$15
Investments measured at NAV:
Collective trust funds	—	—	—	148
Equity and fixed income funds	—	—	—	—
Total	$15	$—	$—	$163
For the year ended December 31, 2022, the Company expects to contribute $5 million to its pension plans and an inconsequential amount to its postretirement plans. During 2020 the Company deferred approximately $7 million in pension contributions until 2021 under the CARES Act and IRS Notice 2020-82, which was included in the total pension contributions for 2021 of $13 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents expected pension and postretirement benefit payments over the next 10 years:

(Dollars in millions)	Defined Benefit Pension Plans	Postretirement Benefit Plans	Supplemental Retirement Plans
Year Ending December 31,
2022	$12	$—	$1
2023	12	—	1
2024	13	—	1
2025	13	—	1
2026	13	—	1
2027-2031	63	—	6
Defined Contribution Plans
The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for the years ended December 31, 2021, 2020 and 2019 amounted to $22 million, $21 million and $19 million, respectively.
Note 13. Equity Method Investments
Our share of net earnings related to our equity method investments was $2 million, $3 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included in our Network Computing & Communications business segment operating profit.
Below is a list of the entities accounted for under the equity method and recorded in other noncurrent assets on our Consolidated Balance Sheet:

	% of Ownership		Carrying Value
(Dollars in millions)	2021	2020	2021	2020
Advanced Acoustics Concepts, LLC	51%	51%	$27	$25
Note 14. Share-based compensation plans
The Company does not have any share-based compensation plans. See Note 6: Other Liabilities, for information regarding cash compensation.
Note 15. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease and credit agreements. See Note 9: Leases and Note 11: Debt for additional information on our leases and credit agreements.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Management believes that adequate provisions for such potential audits, investigations, claims and contract adjustments, if any, have been made in the Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restructuring costs
We engage in targeted restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives we recorded charges totaling $5 million, $12 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively. Costs incurred were related to employee termination and severance costs, as well as costs related to discontinuing product lines or closing down of locations. Charges were recorded within other operating expenses, net, with the exception of costs incurred related to the write-down of inventory, which were recorded in cost of products. See the table below for a breakout of restructuring costs incurred by segment and by nature of cost incurred:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
AST
Severance	$3	$—	$—
Facility abandonment	—	—	3
Inventory	—	—	—
Total AST	3	—	3
NC&C
Severance	2	6	1
Facility abandonment	—	—	—
Inventory	—	—	2
Total NC&C	2	6	3
IMS
Severance	—	—	2
Facility abandonment	—	6	6
Inventory	—	—	5
Total IMS	—	6	13
Corporate
Severance	—	—	—
Facility abandonment	—	—	1
Inventory	—	—	—
Total Corporate	—	—	1
Total	$5	$12	$20
The following is a summary of changes in the restructuring provision balance during the years ended December 31, 2020 and 2021:

(Dollars in millions)
Balance at January 1, 2020	$4
Additional provision	12
Reversal and utilization	(15)
Balance at December 31, 2020	1
Additional provision	5
Reversal and utilization	(2)
Balance at December 31, 2021	$4

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the years ended December 31, 2020 and 2021:

(Dollars in millions)
Balance at January 1, 2020	$13
Additional provision	16
Reversal and utilization	(12)
Balance at December 31, 2020	17
Additional provision	17
Reversal and utilization	(15)
Balance at December 31, 2021	$19
Note 16. Related Party Transactions
Under our current proxy agreement, DRS remains largely independent from the Parent. Additionally, the Company provides services related to the US interface for the Parent and its other affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $11 million, $26 million and $16 million for the years ended December 31, 2021,2020 and 2019, respectively. The receivables related to these transactions with the Parent and its other affiliates of $2 million and $5 million, respectively, and payables of $1 million and $8 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of December 31, 2021 and 2020.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of December 31, 2021 and 2020, the Company had advanced $0 million and $115 million to US Holding, which is presented on the balance sheet as a related party note receivable.
During 2020, US Holding forgave $300 million of related party debt. This was treated as a capital transaction and the amount was recorded in additional paid-in capital, as US Holding is a related party.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. Refer to Note 1: Summary of Significant Accounting Policies for more information.
Note 17. Segment Information
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We primarily use Adjusted EBITDA to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction costs , acquisition and divestiture related expenses, foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the years ended December 31, 2021, 2020 and 2019, is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of December 31, 2021 and 2020 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the years ended December 31, 2021, 2020 and 2019 consists of the following:

(Dollars in millions)	2021	2020	2019
AST	$970	$940	$781
NC&C	972	1,026	1,053
IMS	959	834	917
Corporate & Eliminations	(22)	(22)	(37)
Total revenue	$2,879	$2,778	$2,714

(Dollars in millions)	2021	2020	2019
AST	$14	$12	$12
NC&C	7	9	24
IMS	1	1	1
Total intersegment revenue	$22	$22	$37
Depreciation by segment as of December 31, 2021, 2020 and 2019 consists of the following:

(Dollars in millions)	2021	2020	2019
AST	$20	$19	$19
NC&C	13	11	10
IMS	16	14	13
Total depreciation	$49	$44	$42
Total assets by segment as of December 31, 2021 and 2020 consist of the following:

(Dollars in millions)	2021	2020(1)
AST	$929	$864
NC&C	616	699
IMS	1,145	1,018
Corporate & Eliminations	379	375
Total assets	$3,069	$2,956
(1) The 2020 amounts have been adjusted to reflect the correction of the allocation of certain assets within each segment.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

(Dollars in millions)	2021	2020	2019
Adjusted EBITDA
AST	$125	$123	$94
NC&C	95	90	75
IMS	90	55	63
Corporate & Eliminations	—	—	2
Total Adjusted EBITDA	$310	$268	$234
Amortization of intangibles	(9)	(9)	(9)
Depreciation	(49)	(44)	(42)
Restructuring costs	(5)	(12)	(20)
Interest expense	(35)	(64)	(65)
Deal related transaction costs	(5)	(9)	—
Acquisition and divestiture related expenses	—	—	—
Foreign exchange	(1)	(1)	—
COVID-19 response costs	(6)	(12)	—
Non-service pension expense	—	(5)	(3)
Other one-time non-operational events	—	—	—
Income tax provision	(46)	(27)	(20)
Net earnings	$154	$85	$75

Note 18. Subsequent Events
The Company has evaluated subsequent events through March 28, 2022, which represents the date on which the Consolidated Financial Statements were issued.
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (GES) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million in cash. GES, which is part of the NC&C segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement. The transaction is subject to customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act (HSR) and by The Committee on Foreign Investment in the United States (CFIUS) and The Federal Communications Commission (FCC).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
The Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information concerning our directors and executive officers. The respective age of each individual in the table below is as of December 31, 2021.

Name	Age	Position
William J. Lynn III	68	Chief Executive Officer and Chairman
David W. Carey*	77	Lead Independent Director
General George W. Casey, Jr. (Ret.)	73	Director
Kenneth J. Krieg*	61	Director
Peter A. Marino*	80	Director
Philip A. Odeen*	86	Director
Frances F. Townsend*	60	Director
Gail Baker	60	Director
Mary E. Gallagher	56	Director
John A. Baylouny	60	Executive Vice President, Chief Operating Officer
Michael D. Dippold	41	Executive Vice President, Chief Financial Officer
Mark A. Dorfman	48	Executive Vice President, General Counsel & Secretary
Sally A. Wallace	55	Executive Vice President, Business Operations
________________
*Proxy holder. See Part III. Item 13. “Certain Relationships and Related Transactions and Director Independence—Relationship with Leonardo S.p.A.—Proxy Agreement” in this Annual Report.

Directors
William J. Lynn III
Mr. Lynn has been a director since 2012 and has been our Chief Executive Officer since January 2012. Mr. Lynn also serves as chairman of our board. Prior to joining DRS in January 2012, Mr. Lynn served as the 30th United States Deputy Secretary of Defense from 2009 to 2011. From 2002 to 2009, Mr. Lynn was Senior Vice President of Government Operations and Strategy at the Raytheon Company. In this position, he directed strategic planning, oversaw merger and acquisition activities and supervised government relations. Previously, he served as the Chief Financial Officer and Under Secretary of Defense (Comptroller) from 1997 to 2001. From 1993 to 1997, he led strategic planning for DoD as Director of Program Analysis and Evaluation. Mr. Lynn worked for Senator Ted Kennedy as counsel to the Senate Armed Services Committee from 1987 to 1993.
Mr. Lynn is a member of the boards of Accenture Federal Services, the United Service Organizations, the Atlantic Council, the Marshall Legacy Institute and the Center for a New American Security. He has been recognized for numerous professional and service contributions, including four DoD Distinguished Public Service medals and the Distinguished Civilian Service Award from the Chairman of the Joint Chiefs of Staff. A graduate of Dartmouth College, Mr. Lynn holds a law degree from Cornell Law School and a master’s degree from the Princeton School of Public and International Affairs. Mr. Lynn brings to the board his extensive experience in national security, both in government and in industry.
David W. Carey
Mr. Carey has been a director since 2009, and a member of our Audit Committee since 2012. Mr. Carey also serves as lead independent director. Since 2008, Mr. Carey has operated a consulting practice providing business development and strategic advice to U.S. and foreign firms engaged in defense and intelligence electronics. From 2005 to 2008, he was an Executive Director with Blackbird Technologies Inc., and from 2001 to 2005 served as Vice President, Information Assurance for Oracle Corporation where he built and directed Oracle’s Information Assurance Center. Prior to 2001, Mr. Carey held several senior positions during a 32-year career at the Central Intelligence Agency including serving as Executive Director. In this capacity, he oversaw all of the Agency’s strategic planning, budgetary, procurement, financial, logistics and research and development activities as well as day-to-day operations.
In addition to serving on the board of DRS, Mr. Carey serves on the boards of OnPoint Consulting, Inc., Informatica Federal Operations Corp., and the CIA Officers Memorial Foundation Board. He previously served on the boards of ImageWare Systems, Inc. from 2006 to 2020 and Qinetiq North America from 2014 to 2019, and on the advisory board of Recorded Future Inc. from 2011 to 2019. Mr. Carey is a graduate of Cornell University and the University of Delaware. We consider Mr. Carey’s experience in key operational and leadership positions dealing with critical national security threats and challenges as a significant asset to our board. Mr. Carey is a proxy holder and was appointed to our board in accordance with the proxy agreement.
General George W. Casey, Jr. (Ret.)
Gen. Casey has been a director since 2020. Gen. Casey is a published author, and currently serves as a Distinguished Senior Lecturer of Leadership at the SC Johnson College of Business, Cornell University, and as the Rice Family Professor of Practice at the Korbel School, University of Denver. He has lectured on leadership internationally at business schools and to numerous organizations, including Coca-Cola, Caterpillar, the National Australian Bank, Amazon, TDAmeritrade, Pentagon Federal Credit Union and General Electric. Before joining DRS, Gen. Casey served 41-years in the U.S. Army including from 2007 to 2011 as the 36th Chief of Staff of the U.S. Army where he led arguably the world’s largest and most complex organization with over 1.1 million personnel and an annual budget of over $200 billion.

From 2004 to 2007 he commanded the Multi-National Force – Iraq, a coalition of more than 30 countries, and in that role worked to build-up Iraqi security institutions while battling an insurgency and sectarian violence.
Gen. Casey also serves as the Chairman of the Board of Governors of the United Service Organizations, and serves as a member of the board of CZ-US Holdings, the Ross Initiative in Sports for Equality, and the Center for Global Development. In addition, he serves as a member of the board of advisors for Streetshares, RallyPoint, Techwerks and Sarcos. Gen. Casey holds a master’s degree in international relations from Denver University. Gen. Casey brings to the board a deep knowledge of the military and a demonstrated history of leadership in the armed forces, academia, the non-profit sector and industry.
Kenneth J. Krieg
Mr. Krieg has been a director since 2008. Mr. Krieg serves as the head of Samford Global Strategies, an advisory and consulting practice which he founded in 2007. Since 2010, Mr. Krieg has also held the position of Executive in Residence with Renaissance Strategic Advisors, one of the leading consultancies supporting premier firms in the aerospace, defense, space, intelligence and government services industry. From 2001 to 2007, Mr. Krieg served in several positions within the DoD, including as the Undersecretary of Defense for Acquisition, Technology and Logistics from 2005 to 2007 where he had overall responsibility for the DoD’s procurement, research and development programs. Prior to joining the DoD, he spent 11 years working for the International Paper Company, most recently as Vice President and General Manager of the Office and Consumer Papers Division.
Mr. Krieg currently serves as lead independent director with BWX Technologies, Inc. and also serves as a member of the board of Sparton Corporation. He has previously served on the boards of Tempus Applied Solutions Holdings, Inc., API Technologies Corp. and Logistics Management Institute. Mr. Krieg has a bachelor of arts degree in history from Davidson College and a master’s degree in public policy from the Kennedy School of Government at Harvard University. Mr. Krieg has significant experience overseeing major research, development and procurement programs for the DoD. His background provides our board with valuable insight into acquisition priorities and considerations of the U.S. government and he has significant experience in FOCI mitigation and public company governance. Mr. Krieg is a proxy holder and was appointed to our board in accordance with the proxy agreement.
Peter A. Marino
Mr. Marino has been a director, chair of our Government Security Committee and member of our Audit Committee since 2012. Since 1999, Mr. Marino has operated a sole proprietorship as a private consultant for government and industry on defense and intelligence issues. His clients have included the DoD, Department of Homeland Security, CIA, the Director of National Intelligence and both small and large defense and aerospace companies. From 1996 to 1999, he was CEO and President of Firearms Training Systems, from 1991 to 1996 was Senior VP E-Systems, Inc., from 1988 to 1991 was President and Chief Operating Officer of Fairchild Industries, Inc., and from 1986 to 1988 was President and Chief Operating Office of Lockheed Electronics. Prior to that, Mr. Marino served in several positions with the CIA from technical officer and manager responsible for the design of electronic, mechanical and communications equipment, to senior executive official with responsibility for the support of worldwide technical operations of people and equipment for the Directorate of Operations.
Mr. Marino currently serves on the boards of QTS Realty Trust, Inc., System & Technology Research, Inmarsat US and RADA Electronic Industries Ltd., as well as several government and non-profit advisory boards. He previously served on the board of Engility Corporation from 2015 to 2018. Mr. Marino has a bachelor of science degree in physics from Rollins College, and a master’s degree from Pennsylvania State University. He also previously served as a Senior Executive Fellow at Harvard University. Mr. Marino’s broad experience in leadership roles in the defense industry and intelligence community help him bring a valuable perspective to our board. Mr. Marino is a proxy holder and was appointed to our board in accordance with the proxy agreement.
Philip A. Odeen
Mr. Odeen has been a director since 2012. Prior to joining DRS, Mr. Odeen served as a director for numerous public companies including Booz Allen Hamilton, from 2008 to 2019, ASC Signal Corporation, from 2009 to 2015, AES Corporation from 2003 to 2013, and Northrop Grumman from 2003 to 2008. From 2005 to 2006, Mr. Odeen served as CEO of Qinetic North America, and from 2004 to 2005 was Chairman and CEO of Reynolds & Reynolds, a provider of software and management services to automotive retailers. Mr. Odeen also held several positions from 1997 to 2002 with TRW Inc. including serving as Chairman and CEO. Mr. Odeen previously served as a senior official with the Office of the Secretary of Defense and the National Security Council. He is a former member of the Defense Science Board, the Defense Business Board and the Chief of Naval Operations Executive Panel.
In addition to serving on the board of DRS, Mr. Odeen currently serves as a director with Globant, an international information technology and software development company. Mr. Odeen received a bachelor of arts degree in government from the University of South Dakota, is a Fulbright scholar, and earned a master’s degree from the University of Wisconsin. Mr. Odeen provides invaluable guidance to our board from his decades of experience in leadership positions across industry and government. Mr. Odeen is a proxy holder and was appointed to our board in accordance with the proxy agreement.
Frances F. Townsend
Ms. Townsend has been a director and chair of our Compensation Committee since 2009. Presently, she is working as the EVP of Corporate Affairs, Corporate Secretary and Chief Compliance Officer at Activision Blizzard. From 2010-2020, Ms. Townsend worked at MacAndrews & Forbes Inc. and concluded her tenure there as Vice Chairman, General Counsel and Chief Administrative Officer. Before that she was Executive Vice President for Worldwide Government, Legal and Business Affairs working across MacAndrew’s portfolio companies focusing on international, legal, compliance and business development issues. Since 2016, Ms. Townsend has also been an on-air senior national security analyst for CBS News. From April 2009 to October 2010, Ms. Townsend was a corporate partner with the law firm of Baker Botts, LLP. Prior to that, Ms. Townsend served as Assistant to President George W. Bush for Homeland Security and Counterterrorism and chaired the Homeland Security Council from 2004 to 2008. She also served as Deputy National Security Advisor for Combatting Terrorism from May 2003 to May 2004. Ms. Townsend also spent 13 years at the U.S. Department of Justice under the administrations of President George H. W. Bush, President Bill Clinton and President George W. Bush.
Ms. Townsend currently serves as a director with Chubb Limited, and Freeport-McMoRan Inc. She previously served on the boards of SciPlay Corporation (2019 to 2020), Scientific Games Corporation (2010 to 2020), and Western Union (2013 to 2020). Ms. Townsend serves on several non-profit boards including the Council on Foreign Relations, the Atlantic Council, the Center for Strategic and International Studies, the McCain Institute and the New York City Police Foundation. Ms. Townsend received a bachelor of arts degree in political science and a bachelor of science degree in psychology from American University. She also received a juris doctor degree from the University of San Diego School of Law. Ms. Townsend brings to our board a deep understanding of national security issues and broad experience providing strategic advice in law, business and government. Ms. Townsend is a proxy holder and was appointed to our board in accordance with the proxy agreement.
Gail Baker
Ms. Baker has been a member of our board since April 2021. Ms. Baker served as the President, Aftermarket services for Collins Aerospace from 2019 until her retirement in 2020. In this role, she led the worldwide commercial and military aftermarket business and customer service organizations, and her responsibilities included customer-tailored solutions, long-term aftermarket programs, spares planning and delivery, asset management, technical and strategic planning and management of 14 global maintenance, repair and overhaul facilities. From 2017 to 2019, Ms. Baker served as the President, Intelligence, Surveillance, Reconnaissance and Space Systems at Collins Aerospace. From 2015 to 2017, she served as the Vice President, Air Management Systems, European Entities and Aftermarket for UTC Aerospace Systems, a predecessor of Collins Aerospace. From 2011 to 2015 she also served as the President, Aerospace Customers and Business Development for UTC Aerospace Systems. Prior to that she held executive roles in engineering and customer management.
Ms. Baker is the executive chair for the audit committee on the board of directors for the Hartford Bishops Foundation, Inc., a non-profit entity providing services throughout Hartford, New Haven and Litchfield Counties in Connecticut. Ms. Baker received her bachelor’s degree in mechanical engineering from Worcester Polytechnic Institute and a master’s degree in mechanical engineering from Rensselaer Polytechnic Institute. Ms. Baker brings to the board valuable experience in key business and operational leadership roles within the defense industry.
Mary E. Gallagher
Ms. Gallagher has been a member of our board since April 2021. Ms. Gallagher served as Chief Financial Officer for Wheels Up, a membership-based private aviation company, from 2016 to 2018. From 2004 to 2016, Ms. Gallagher held a variety of top financial roles at United Technologies Corporation (now Raytheon Technologies Corporation), a global leader in aerospace and building technologies, most recently serving as Chief Financial Officer of Sikorsky Aircraft from November 2013 through June 2016. From 1996 to 2004, Ms. Gallagher served as the Vice President Controller and Chief Accounting Officer of Olin Corporation, a global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Prior to joining Olin, Ms. Gallagher spent nine years with KPMG in various positions in the audit, mergers/acquisitions, consulting and training groups.
Ms. Gallagher also serves as a director of Novaria Group, and as a director and Chair of the audit committee for both American Outdoor Brands and IronNet, Inc. Ms. Gallagher graduated from the University of Vermont in 1987 with a bachelor’s degree in accounting and earned her masters of business administration from the Massachusetts Institute of Technology in 2008. Ms. Gallagher is a Certified Public Accountant in New York, with extensive financial leadership roles and knowledge within the defense industry.
Executive Officers
The current executive officers (other than our chief executive officer, whose biography is included above in the directors information) are as follows:
John A. Baylouny
Mr. Baylouny has been our Executive Vice President and Chief Operating Officer since October 2018. In that role, Mr. Baylouny is responsible for overseeing the business operations and technical strategy of the Company. He is also currently the chairman of the AAC joint venture management committee. Prior to assuming the position of Chief Operating Officer, Mr. Baylouny served as our Chief Technology Officer from January 2017 to October 2018. Prior to that, Mr. Baylouny served as Vice President and General Manager of the Company’s Land Systems and Advanced ISR businesses from January 2014 to January 2017, among other leadership roles. Mr. Baylouny has more than 30 years of experience in the aerospace and defense industry with diverse experience in operational responsibility, general management, technology, product and system design and development, and program management.
Mr. Baylouny has a master’s degree in electrical engineering from Stevens Institute of Technology, and a bachelor of science degree in electrical engineering from Fairleigh Dickinson University.

Michael D. Dippold
Michael Dippold has been our Executive Vice President and Chief Financial Officer since January 2017. As the Chief Financial Officer, Mr. Dippold is responsible for overseeing our financial activities and operations, controllership, treasury functions, and economic and business-related strategies. In addition, he is currently treasurer of AAC. Throughout his fifteen years at DRS, Mr. Dippold has held a variety of roles of increasing responsibility. Prior to assuming the position of CFO, Mr. Dippold served as Senior Vice President, Corporate Controller from December 2015 to January 2017, and Vice President, Assistant Controller from December 2010 to December 2015. Prior to joining DRS in 2006, Mr. Dippold spent three years at KPMG where he worked primarily on defense industry client accounts, including DRS.
Mr. Dippold received a bachelor of science degree in accounting from Pennsylvania State University.
Mark A. Dorfman
Mr. Dorfman has been our Executive Vice President, General Counsel and Secretary since February 2011. Mr. Dorfman is responsible for providing advice and counsel to the Company’s board of directors and executive leadership of the Company on legal and business matters. As the Company’s chief legal officer, Mr. Dorfman oversees the Company's legal and regulatory affairs, including transactions, litigation, corporate governance, internal audit, contracts, insurance, intellectual property protection, and ethics and compliance programs (including environmental health and safety, international trade, and industrial and cyber security). Mr. Dorfman joined the Company in 2005 as corporate counsel and was promoted multiple times between 2006 and 2011 to his current executive leadership position. Prior to assuming the position of Executive Vice President, General Counsel and Secretary, Mr. Dorfman served as Senior Vice President, General Counsel and Secretary from December 2009 to February 2011; Vice President, Corporate Counsel from March 2006 to December 2009; and Corporate Counsel from September 2005 to March 2006.
Prior to joining DRS, from 1999 to 2005, Mr. Dorfman was a corporate attorney first at Chadbourne & Parke and then Lowenstein Sandler PC, where his practice included representation of corporate and other clients in connection with mergers and acquisitions, divestitures, public and private securities offerings, joint ventures and other complex transactions and providing advice and counsel on a variety of matters, including securities law and corporate governance.
Mr. Dorfman holds a bachelor of arts degree in political science from Emory University and a juris doctor degree from New York University School of Law.
Sally A. Wallace
Ms. Wallace has been our Executive Vice President, Operations since December 2016. As EVP Operations, Ms. Wallace is responsible for overseeing the policies and standards required for effective program execution. Ms. Wallace has more than 30 years’ experience, in roles of increasing responsibility, within the defense industry. Prior to assuming the position of Executive Vice President, Operations, Ms. Wallace was President of the C4ISR Group within DRS from April 2014 to December 2016, Vice President of Business Operations for DRS Maritime and Combat Support Systems Group from July 2008 to April 2014, as well as the Vice President and General Manager of DRS Power and Control Technologies from 2004 to July 2008.
Ms. Wallace has a master’s degree in business from the University of Chicago, a master’s degree in mechanical engineering from the University of Connecticut and a bachelor of science degree in engineering physics from Grove City College.
Family Relationships
There are no family relationships among any of our directors or executive officers.

Corporate Governance
Board Composition and Director Independence
Our board is composed of nine directors. Our directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Pursuant to the proxy agreement, Leonardo S.p.A., US Holding, the DCSA and the proxy holders have specified board designation and/or approval rights . The proxy agreement requires that our board include the five proxy holders appointed by US Holding after consultation with Leonardo S.p.A. and approval by the DCSA. The proxy agreement also requires that our board include four additional directors consisting of our chief executive officer and three additional candidates, selected by the proxy holders in their sole discretion from candidates proposed by US Holding, after reasonable consultation with the nominating and corporate governance committee, subject to approval of the DCSA in certain circumstances. See Part III. Item 13. “Certain Relationships and Related Transactions and Director Independence—Relationship with Leonardo S.p.A—Proxy Agreement” in this Annual Report.
While the proxy agreement remains in effect, the number of members on our board is determined in accordance with the proxy agreement and therefore a fully constituted board consists of nine directors. During any period when the proxy agreement is not in effect, the number of members on our board may be fixed by majority vote of the members of our board. While the proxy agreement remains in effect, any vacancy in the board that results from the death, disability, resignation, disqualification or removal, or expiration of the term of (i) any proxy holder shall be filled by the new proxy holder appointed to take such proxy holder’s place in accordance with the proxy agreement and (ii) any director who is not a proxy holder shall be filled by candidates determined in accordance with the proxy agreement, by the majority vote of the proxy holders, subject to approval of the DCSA in certain circumstances. During any period when the proxy agreement is not in effect, any vacancy in the board shall be filled by an affirmative vote of at least a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Each director shall hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.
Our board has determined that the proxy holders, Gen. Casey, Ms. Baker and Ms. Gallagher are “independent” as defined under the rules and the Exchange Act rules and regulations.
Board Committees
Our board maintains an audit committee, a compensation committee, a nominating and corporate governance committee and a government security committee. The composition of our government security committee is governed by the proxy agreement. The following is a brief description of our committees.
Audit Committee
The primary purposes of the audit committee are to to assist the board in overseeing (a) the quality and integrity of our financial statements, (b) the qualifications, independence and performance of our independent auditor, (c) our accounting, financial and external reporting policies and practices, (d) the performance of our internal audit function and (e) our compliance with legal and regulatory requirements, including without limitation any requirements promulgated by the Public Company Accounting Oversight Board and the Financial Accounting Standards Board.
The members of our Audit Committee are Mr. Carey, Ms. Gallagher, Mr. Krieg and Mr. Marino, with Ms. Gallagher serving as Chair of the committee. Our board has designated Ms. Gallagher as an “audit committee financial expert” and each of Mr. Carey, Ms. Gallagher, Mr. Krieg and Mr. Marino has been determined to be “financially literate” under NYSE rules. Our board has also determined that Mr. Carey, Ms. Gallagher, Mr. Krieg and Mr. Marino are “independent” as defined under NYSE and Exchange Act rules and regulations.

Compensation Committee
The primary purpose of the compensation committee are to: (i) be responsible for general oversight of compensation and compensation-related matters; (ii) prepare any report on executive compensation required by the rules and regulations of the SEC for inclusion in our Form 10‑K; and (iii) take such other actions relating to our compensation and benefits structure as the compensation committee deems necessary or appropriate.
The members of our compensation committee are Ms. Baker, Gen. Casey, Mr. Odeen and Ms. Townsend, with Ms. Townsend serving as Chair of the committee. Our board has also determined that Ms. Baker, Gen. Casey, Mr. Odeen and Ms. Townsend are “independent” as defined under NYSE and Exchange Act rules and regulations.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is responsible, among its other duties and responsibilities, for: (i) identifying individuals qualified and suitable to become board members and recommending to the board the director nominees for each annual meeting of stockholders; (ii) regularly review our corporate governance policies and practices, including compliance with existing laws and regulations, corporate governance developments, emerging trends and best practices and recommend any proposed changes to the board of directors; and (iii) otherwise taking a leadership role in shaping our corporate governance policies. While the proxy agreement is in effect, (x) the nominating and corporate governance committee will consist solely of proxy holders, each of whom will be appointed by US Holding after reasonable consultation with Leonardo S.p.A. and subject to DCSA approval, and (y) US Holding, in consultation with the nominating and corporate governance committee (and subject to approval of DCSA in certain circumstances), will have the right to identify non-proxy holder director candidates.
The members of our nominating and corporate governance committee are Mr. Carey, Mr. Krieg, and Mr. Marino, with Mr. Krieg serving as Chair of the committee. Our board has also determined that Mr. Carey, Mr. Krieg and Mr. Marino are “independent” as defined under NYSE and Exchange Act rules and regulations.
Government Security Committee
The proxy agreement requires us to have a government security committee (the “GSC”), consisting of all proxy holders, our chief executive officer, our general counsel, our corporate facility security officer (“CFSO”) and our technology control officer (“TCO”), to the extent that such officers have adequate security clearances. The primary purpose of the GSC is to ensure that we maintain policies and procedures, including a technology control plan, to safeguard classified information in our possession and to ensure that we comply with the proxy agreement, the ITAR, the EAR, and the NISPOM.
The members of the GSC are Mr. Carey, Mr. Krieg, Mr. Marino, Mr. Odeen, Ms. Townsend, and our Chief Executive Officer, General Counsel, Corporate Facility Security Officer and Technology Control Officer, with Mr. Marino serving as Chair of the committee.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.
Lead Independent Director
Our board of directors has designated Mr. Carey to serve as our lead independent director.

Board Oversight of Risk Management
Our board believes that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Our board, both directly and through its committees, is responsible for overseeing our risk management processes, with each of the committees of our board assuming a different and important role in overseeing the management of the risks we face.
Our audit committee is responsible for overseeing risks associated with financial matters including financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting. The compensation committee of our board has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally. The nominating and corporate governance committee of our board of directors oversees risks associated with the independence of our board of directors, potential conflicts of interest and overall enterprise risk. The government security committee of our board oversees risks associated with our obligation to safeguard classified information in our possession and our compliance with the proxy agreement and applicable law and regulation including ITAR, EAR, and NISPOM.
Our senior management is responsible for implementing and reporting to our board regarding our risk management processes, including by assessing and managing the risks we face on a day-to-day basis. The role of our board in our risk oversight is consistent with our leadership structure, with our Chief Executive Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our board of directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic and effective approach for identifying, managing and mitigating risks throughout our operations.

ITEM 11.EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
INTRODUCTION
The Compensation Discussion and Analysis provides the details of our executive compensation program and the decisions made as they relate to the Company’s Named Executive Officers (“NEOs”). The discussion below relates to compensation programs in effect for 2021.
Compensation Program Overview
Executive Compensation Philosophy
Our executive compensation philosophy is to provide market-based competitive total compensation to support our strategic plan for growth and success, attract and retain executives and other key employees to drive a superior performance culture, and closely link pay to the performance of our executives. Our management team strives to deliver optimal results through focused operational excellence, management of costs and investments, optimization of human capital, leadership, and driving collaboration across our businesses to achieve our strategic goals. The executive compensation and benefit programs are guided by the following principles:
•Pay for Performance. Our program is intended to reward superior past performance and create incentives for future exemplary performance that will create long-term value. To achieve these objectives, our compensation program is designed to reward long-term strategic management and to create a performance-oriented environment.
•Competitive Pay. We generally target NEO total direct compensation, base salary, annual incentive compensation, and long-term incentive compensation at or around the median of our peers, although we do not target a specific level and give consideration to a number of other factors. Our program provides the opportunity for above-median pay for above-median performance and below-median pay for below-median performance.
•Strategic Goals and Metrics. Annual Incentive Compensation (IC) metrics and targets are driven by the Company’s strategic, financial, and operational business goals. Long-Term Incentives (LTI) provide NEOs with a significant personal stake in the long-term success of the business by tying earned amounts to three-year financial performance cycles, facilitating retention of key talent, and aligning incentives with our long-term strategic goals.
•Leadership Recruitment and Retention. Compensation is designed to be competitive within our industry and to retain top talent. Our compensation program is designed to recruit, motivate, retain, and reward NEOs for delivering operational and strategic performance over time.
The compensation committee of the Company’s board of directors (the “compensation committee”) intends to provide a balanced mix of short- and long-term compensation. When the compensation committee considers any component of the NEOs’ compensation, the aggregate value and mix of all components are taken into consideration. The compensation committee believes that each component of compensation is important and that it is the appropriate combination of these components that enable us to appropriately compensate and retain executives.
Compensation Components
To support our compensation philosophy, our NEO compensation program for 2021 provided a mix of fixed and variable compensation components that based the majority of each executive’s compensation on the success of the Company’s operating performance as measured by the financial metrics of bookings, adjusted earnings before interest, taxes and amortization (EBITA),working capital, and free cash flow from continuing operations, as well as the executive’s individual performance relative to the

Company’s business goals of execution of our strategic operating plan, growth, taking care of our people, and environmental, social, and governance (“ESG”) initiatives. Certain of the Company performance metrics are non-GAAP measures, as discussed in more detail under “Components of Compensation Program” below.

CEO			Other NEOs - Average
Base Salary	Annual Cash Incentive (target)	Long-Term Incentive (target)	Base Salary	Annual Cash Incentive (target)	Long-Term Incentive (target)
19%	21%	60%	31%	21%	48%
	Performance-Based			Performance-Based
	81% At Risk			69% At Risk

Executive Compensation Practices

WHAT WE DO	WHAT WE DON’T DO

✓ External compensation consultant to review and advise on executive compensation with annual reporting to the compensation committee	✗ Do not engage in executive compensation practices that encourage excessive risk

✓ Conduct annual proactive engagement with the compensation committee to discuss executive pay program	✗ No excessive perquisites

✓ Align pay and performance using annual and multi-year measures of financial, operational, and business objectives	✗ No excise tax gross-ups

✓ Short and long-term incentives based on clear, measurable goals tied to key financial and operational metrics that drive current and future business performance and value creation	✗ No excessive change in control provisions

✓ Place maximum caps on incentive payouts consistent with market competitive practice	✗ No deferred compensation offerings

✓ Include a clawback in all incentive compensation

✓ Double-trigger change in control agreement

✓ Thoughtfully selected peer group consisting of other aerospace and defense firms or companies from related industries with annual compensation committee review
THE COMPENSATION PROCESS
Role of the Compensation Committee
The board of directors has delegated its authority to the compensation committee for certain compensation related matters. The compensation committee approves and is actively engaged in the design and implementation of the Company’s executive compensation program, with the support of the compensation consultant and Company management. In performing its duties, the compensation committee:
•Oversees the administration of the Company’s executive compensation program.
•Reviews, determines and approves the compensation levels for all NEOs annually.
•Receives advice from Willis Towers Watson, the Company’s compensation consultant.
•Reviews peer group and benchmarking data and other survey input from the compensation consultant.
•Evaluates the competitiveness of each executive officer’s total compensation package.
•Oversees and approves the cost and design of the Company’s retirement plans.
•Reviews and approves the individual and Company annual and long-term goals and objectives for the NEOs, evaluates the Company’s strategic, financial, and operational performance against those goals and objectives, and determines and approves all annual and long-term compensation earned by the NEOs based on this evaluation.
•Reviews competitiveness and business fit of overall executive compensation plans, philosophies, and policies.
Role of the Compensation Consultant
The Company retains Willis Towers Watson as its compensation consultant to provide advice on executive compensation matters. The role of the compensation consultant includes:
•Provides information on competitive market data in general executive compensation as it impacts NEOs.
•In consultation with management, develops peer group proxy data and provides survey data from likely sources of competition for executive talent to assess competitive levels and target positioning.
•Reviews and advises the compensation committee on executive compensation philosophy and programs, pay and performance alignment, and program design.
•Identifies market trends and practices and advises the compensation committee on program design implications.
•Advises compensation committee on other topics as the compensation committee deems appropriate.
The Company retained Willis Towers Watson to provide perspectives about market practices for executive compensation, peer Company analysis and selection, the levels and structure of the compensation program and compensation governance. During 2021, Willis Towers Watson performed the following specific services:
•Attended compensation committee meeting held in January for review and discussion of the compensation processes and to present the market benchmarking analysis.
•Provided regulatory education to the compensation committee.
•Provided information and advice relating to executive compensation matters and incentive plan design.

Willis Towers Watson also provided communication services and consulting and broker services to the Company in 2021. In 2021, the Company paid fees to Willis Towers Watson for its services as a compensation consultant of approximately $79,000, for its communication services of approximately $87,000, and for its consulting and broker services of approximately $390,000.
Role of Management
The Company’s chief executive officer evaluates the performance of other NEOs and makes recommendations to the compensation committee regarding base salary, annual compensation targets, and long-term cash incentive compensation targets for the NEOs other than himself. Other members of the Company’s management, including the chief financial officer; chief operating officer; general counsel; and senior vice president, human resources, make recommendations to the chief executive officer regarding annual and long-term incentive plan design and performance metrics, provide NEO analysis in collaboration with the compensation consultant and provide information and recommendations regarding board of director pay with guidance from the compensation consultant.
Use of Competitive Compensation Data
We demonstrate our commitment to aligning compensation with Company performance by strongly linking compensation to the strategic, financial and operational performance of the Company. The Company generally targets NEO total direct compensation at or around the median percentile of the peer group by component, although we do not target a specific level and give consideration to a number of other factors including level of responsibility, position held, job performance, years of experience in the position, internal pay equity, and market value. Realized compensation from other factors of wealth accumulation are not considered in setting current compensation levels. Our program provides for above-median pay for above-median performance and below-median pay for below-median performance. To the extent total compensation exceeds targeted levels, it is directly attributable to performance that increases Company value and exceeds measurable, clearly defined performance goals. Conversely, total compensation can be substantially less than target for performance that falls significantly short of pre-established targets.
The compensation committee analyzed competitive market data utilizing peer group and published survey data when evaluating NEO compensation levels. The peer group is representative of competitors within similar markets and industries and with comparable annual revenue. Peer group performance is a key relative measure for the Company’s annual incentive plan and performance-based LTIP metrics. The compensation committee, with guidance from Willis Towers Watson and management, used a 2020 peer group based on an analysis conducted in December 2020 consisting of the following 16 companies:

Peer Group Companies	Revenue (in millions)	Employee Population	Market Capitalization (in millions)
AAR Corp.	$2,072.0	4,800	$1,342.0
Aerojet Rocketdyne Holdings, Inc.	$1,982.0	4,814	$4,026.0
CACI International Inc.	$5,720.0	22,900	$6,018.0
Crane Co.	$3,283.0	13,000	$4,847.0
Cubic Corporation	$1,476.0	6,100	$2,014.0
Curtiss-Wright Corporation	$2,488.0	9,100	$4,956.0
FLIR Systems, Inc.	$1,887.0	4,265	$6,879.0
ManTech International Corporation	$2,223.0	8,900	$3,715.0
Moog Inc.	$2,885.0	12,623	$2,673.0
Perspecta Inc.(1)	$4,504.0	14,000	$3,894.0
SAIC, Inc.	$6,379.0	26,000	$5,532.0
Teledyne Technologies Inc.	$3,164.0	11,790	$13,632.0
Triumph Group, Inc.	$2,900.0	9,989	$669.0
Unisys Corporation	$2,949.0	20,800	$1,304.0
Viasat, Inc.	$2,309.0	6,100	$2,248.0
Woodward, Inc.	$2,496.0	7,248	$7,982.0
Leonardo DRS, Inc.	$2,879.0	6,700	n/a
______________
Data obtained using Standard & Poor’s Capital IQ database and reflects the most recent fiscal year.
(1)Perspecta, Inc. was a new addition to the 2020 Peer Group Companies.
COMPONENTS OF COMPENSATION PROGRAM
Annual Base Salary
The goal of our base salary is to provide a competitive, fixed rate of cash compensation. Base salaries are reviewed annually, and increases, when they occur, are driven primarily by changes in the market. For 2021, we adjusted the salaries for all of our NEOs. We believe that organizations perform well over the long term when they make an effort to pay salaries at or near the market median and create opportunities for executives to earn above-median compensation through annual and long-term incentives that are awarded based on performance relative to challenging and clear performance goals. The base salary earned by each NEO for 2021 was:

Name	Base Salary(1)
William J. Lynn	$1,157,249
John Baylouny	$522,500
Mike Dippold	$476,000
Mark Dorfman	$430,540
Sally Wallace	$440,840
(1) Base salary reflects salary increases received in April 2021 as part of the annual performance review cycle, and approved by the Compensation Committee in March 2021.

Annual Incentive Compensation
The NEOs were eligible to earn an annual cash incentive award under our Incentive Compensation Plan (the “ICP”) for performance in 2021. The ICP is designed to make a significant portion of each NEO’s total cash compensation contingent upon the successful achievement of certain annual company financial and individual strategic, operational and ESG goals. For that reason, 75% of the NEOs’ annual incentive target is tied to financial performance, while the remaining 25% is tied to significant individual strategic and operational goals. The incentive received is based on both Company and individual performance against specific, measurable goals established at the beginning of the year and approved by the compensation committee. For individual performance, the chief executive officer assesses the other NEOs’ individual contributions, and the compensation committee assesses and approves the chief executive officer’s contributions and approves the chief executive officer’s assessment of each NEO’s contributions.
Targets for Annual Incentive
Each NEO’s target annual incentive, as a percentage of base salary, was determined during our annual compensation benchmarking process and is generally designed to provide total cash compensation at or around the market median of our peer group and balances other considerations such as Company performance, complexity of the role, length of service, future expected contributions, and impact to the Company’s annual growth and profitability. Consistent with peer and market practice, the maximum incentive award that can be earned under the ICP is two times the target amount with the exception of the CEO. The maximum target incentive for the CEO is capped at a maximum of 200%. For performance that falls significantly short of the pre-established target, there may be no payout.

Name	Base Salary	Target Incentive (% of Base)	Target Incentive	Maximum Incentive (% of Base)	Maximum Incentive $
William J. Lynn	$1,157,249	110%	$1,272,974	200%	$2,314,498
John Baylouny	$522,500	75%	$391,875	150%	$783,750
Mike Dippold	$476,000	70%	$333,200	140%	$666,400
Mark Dorfman	$430,540	65%	$279,851	130%	$559,702
Sally Wallace	$440,840	65%	$286,546	130%	$573,092
Performance Metrics for Annual Incentive
For 2021, the annual incentive for each NEO was determined based on two categories of performance metrics: four weighted financial metrics totaling 75% of the award opportunity; and individual strategic, operational, and ESG goals weighted at 25% of the award opportunity. At the beginning of 2021, the Company financial performance metrics were approved by the compensation committee to align our annual operating plan, reflect the Company’s strategic plan, and to ensure challenging goal-setting. Individual strategic, operational, and ESG goals were developed independently between the respective NEO and chief executive officer. The individual strategic, operational, and ESG goals for the chief executive officer’s annual incentive were developed by the chief executive officer and presented to the compensation committee for consideration and approval. All goals are tied to strategic business needs for the coming year and are pushed down through the organization to align all incentive pay participants with Company goals and objectives. The compensation committee determines the final payout by considering the NEOs’ achievements and contributions during the year as well as Company performance, market conditions and difficulty of achieving the goals.

2021 Financial and Individual Performance Targets and Achievement for Annual Incentive
Financial Performance Metric. Each financial performance metric is weighted, with the performance thresholds and payout ranges shown in the table below and no payout earned for performance below the minimum threshold:

Payout Ranges for Financial Performance Metrics

Performance Thresholds*	Bookings	Working Capital	EBITA-Adjusted	FCF
Minimum (90%)	40%	40%	40%	40%
Target (100%)	100%	100%	100%	100%
Maximum (125%)	200%	200%	200%	200%

* Interpolation used between these points.
The 2021 Company financial performance objectives are set forth in the table below:

Performance Metric(1)	Weighting	Minimum (in millions)	2021 Target (in millions)	Maximum ( in millions)
Bookings(2)	20%	$2,340.0	$2,600.0	$3,250.0
Working Capital(3)	20%	Refer to Working Capital Performance Metric Table
Adjusted EBITA(4)	30%	$230.4	$256.0	$320.0
Free Cash Flow(5)	30%	$134.7	$149.7	$187.10
________________
(1)Targets calculated in accordance with International Financial Reporting Standards (IFRS). The Company used IFRS as its principal method of accounting.
(2)“Bookings” is calculated as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
(3)For purposes of the Working Capital refer to the Working Capital Performance Metric table below. it is based on quarterly turns and weighted based on quarterly achievement at 10% Q1 - Q3, and 70% for Q4.
(4)Adjusted EBITA is calculated as our net earnings before income taxes, amortization of acquired intangible assets, restructuring costs, interest, deal related transaction costs, acquisition and divestiture related expenses, foreign exchange, non-service pension expenditures and other one-time non-operational events.
(5)“Free Cash Flow” is calculated as cash flows provided by operating activities and the cash flows provided by (used in) investing activities pertaining to capital expenditures and proceeds generated from the sale of assets.

2021 Working Capital Performance Metric(1)

Quarter	Weighting	Minimum (in millions)	2021 Target (in millions)	Maximum (in millions)
Q1	10%	2.85	3.16	3.95
Q2	10%	3.13	3.48	4.35
Q3	10%	3.53	3.92	4.90
Q4	70%	4.27	4.75	5.93
(1)Working Capital is based on quarterly turns and weighted based on quarterly achievement at 10% Q1 - Q3, and 70% for Q4.

The ICP financial performance objectives were subject to adjustment by the compensation committee, as recommended by the chief executive officer, for any of the following events: asset write-downs; significant litigation or claim judgments or settlements; the effect of changes in tax laws, accounting standards or principles, or other laws or regulatory rules affecting reporting results; any reorganization and restructuring programs; extraordinary nonrecurring items; acquisitions or divestitures; foreign exchange gains and losses; a change in the Company’s fiscal year; and any other nonrecurring events. The chief executive officer, with the approval of the compensation committee, had the discretion to determine that no award would be earned by a participant if the Company’s Adjusted EBITA for the year did not exceed 50% of the Adjusted EBITA target established for the 2021 ICP.
Individual Performance Objectives (25% of Incentive Opportunity). The individual strategic, operational, and ESG goals are specific, measurable goals, can be quantitative or more subjective, and are evaluated based on their relative importance to the strategic and operational performance, solid execution, and success of the Company. The chief executive officer provides a goal rating from 0% to 200% for each of the other NEO’s individual strategic and operational goals, and the goal ratings are averaged to determine each NEO’s overall goal rating. The compensation committee is presented with each NEO’s achievement of his or her individual strategic and operational goals, and the overall goal rating for review and approval. For the chief executive officer, the compensation committee reviews the individual strategic, ESG, and operational goal performance, and approves an overall goal rating.
Earned Awards. In January 2022, the level at which each of the NEOs earned the award opportunity under the ICP was recommended by the chief executive officer (for NEOs other than the chief executive officer) and approved by the compensation committee, and determined by the compensation committee for the chief executive officer. The 2021 ICP awards were paid in March 2022.
The chief executive officer, with compensation committee consent, has the ability to apply an additional factor to the ICP earned award for the other NEOs, referred to as a discretionary factor, which is an increase or decrease to an ICP earned award. The discretionary factor adjusts the ICP earned award under the ICP performance objectives (Company and individual) for an NEO when there is outstanding performance, or when an NEO has fallen short of expectations in the plan year. The compensation committee has the sole authority to apply a discretionary factor to the chief executive officer’s ICP earned award.
The compensation committee approved the final ICP earned award for each of the NEOs, based on Company and individual performance, and any discretionary factor. In no event may the ICP final earned award exceed 200% of the NEO’s target award opportunity.
2021 Incentive Performance Achievement
Company Performance (75% of Incentive Opportunity). The compensation committee determined that the achieved ICP company performance objectives for 2021 were as follows; achievement of bookings,

slightly above target level achievement of EBITA and free cash flow, and for working capital slightly below target level achievement for Q1 and below minimum performance threshold for Q2 through Q4.

Performance Objective	2021 Plan (in millions)	Actual 2021 Performance (in millions)[1]	% Performance Achieved	ICP Performance Factor(2)	Weighting	Weighted Performance Factor(3)
Bookings	$2,600	$2,596	100%	100%	20%	20.0%
Working Capital(4)	Refer to Working Capital Achievement Table				20%	1.2%
Adjusted EBITA	$256	$258	101%	104%	30%	31.2%
Free Cash Flow	$150	$152	101%	104%	30%	31.2%
Total Financial Performance Achievement					100%	84%
________________
(1)Actual performance was calculated in accordance with IFRS. The company used IFRS as its principal method of accounting.
(2)After the Percentage of Performance Achieved is calculated for each metric, an interpolation table is used to determine the ICP Performance Factor.
(3) The Weighted Performance Factor is calculated for each metric based on applying the Weighting to the ICP Performance Factor. The Financial Performance Achievement is the total of the Weighted Performance Factors, and is used along with the Individual Performance Achievement to determine the Calculated Award.
(4) Working Capital is based on quarterly turns and weighted on quarterly achievement. Working Capital Financial Achievement as follows:

2021 Working Capital Achievement

Quarter	2021 Plan (in millions)	Actual 2021 Performance (in millions)	% Performance Achieved	ICP Performance Factor	Weighting	Weighted Performance Factor(3)
Q1	3.16	2.96	94%	64%	10%	6%
Q2	3.48	3.09	89%	—%	10%	—%
Q3	3.92	3.22	82%	—%	10%	—%
Q4	4.75	3.62	76%	—%	70%	—%
Working Capital Financial Achievement/Performance Factor (20%)......................						1.2%

Individual Performance (25% of Incentive Opportunity). The individual strategic and operational goals for each NEO were designed to reflect the significant individual performance expectations for the NEO and reward notable achievements that exceeded expectations. Each NEO is expected to contribute to the financial performance of the Company beyond that specifically recognized in the financial performance metrics listed in the table above. The NEO’s results of their individual strategic and operational goals were taken into consideration by the compensation committee to determine the individual performance achievement. for each NEO and are reflected in the level at which the individual performance metric was achieved.

Name	Individual Performance Achievement (1)	Individual Performance Summary
William J. Lynn	200%
•In order to continue to strengthen Leonardo DRS, led our team through intensive portfolio shaping analysis to transform the Company strategically and financially to increase our revenue growth rate and improve operating margins.
•The Company experienced continued growth for the fifth straight year in 2021, achieving 4% top line growth, and growing profit by 27% and free cash flow by 58%.
•Improved operating efficiency, achieving our goal of $45 million in savings. Implemented an aggressive risk mitigation approach for supply chain by buying ahead of need, finding new suppliers, and consolidating purchases that greatly reduced the impact.
•Continued priority to keep our workforce and their families safe during the pandemic. In 2021, we achieved an 87% employee vaccination rate.
•Expanded our diversity and inclusion program by launching our employee resource group program, mERGe, with Women in Technology becoming our first group under the new mERGe program.
•DRS sustainability initiatives included increased use of renewable energy, facility improvements to increase energy efficiency, reductions in our overall facility footprint, and our diversity initiatives.

Name	Individual Performance Achievement (1)	Individual Performance Summary
John Baylouny	200%
•Improved customer satisfaction, leading to new awards, by helping to retire legacy issues and improving program performance, execution, and on time delivery.
•Leading the effort working with Human Resources and Legal, continued to manage the company’s COVID-19 plans to prioritize employee’s safety and maintain business continuity.
•A maturing enterprise and program risk and opportunity management process has identified and escalated issues rapidly resulting in an improved predictability of business performance.
•Continued to lead the company’s operational excellence program, APEX, to focus on customers, quality, efficiency, and process improvements across all businesses.
•Working closely with our business leaders, through succession-planning efforts filled key vacancies with internal talent reducing the impact of management disruption.
•Led the operational leadership team for the Company, and provided guidance and removed barriers to enable the team to succeed.

Name	Individual Performance Achievement (1)	Individual Performance Summary
Mike Dippold	200%
•Supported the CEO and led the finance team through intensive portfolio shaping analysis to transform the Company strategically and financially to increase our revenue growth rate and improve operating margins.
•Transformed the corporate financial team to support company reporting requirements, and compliance activities required of a public company.
•Led the Company’s efforts to prepare for a public offering, creating financial models, US GAAP reporting, capital structure, developing capital structure, and developing management presentations.
•Worked closely with our financial leaders across the Company to monitor achievement of business goals, and provide for early identification of risks.
•Monitored the Company’s risks associated with COVID-19 and high inflation for rising cost of materials, labor, and impact of supply chain disruptions.
•As a member of the executive team, provided advice, guidance, and counsel on the Company’s strategic objectives to support highly efficient and growth-oriented performance.

Name	Individual Performance Achievement (1)	Individual Performance Summary
Mark Dorfman	200%

•Regularly provide valued advice and counsel to the senior leadership and board of directors of the Company on matters of great importance.
•Led the Company’s complex legal and regulatory efforts to enhance the governance, controls, and processes in place to support a public offering.
•Successfully navigated federal and state COVID-19 regulations, ensuring compliance while minimizing business impact.
•Continued to deliver highly effective and innovative ethics, compliance, and industrial security programs.
•Provided leadership and oversight to the cybersecurity team which received a perfect score on a defense industrial base cybersecurity assessment.
•Opened new markets and channels for our products through a best-in-class international trade program.

Name	Individual Performance Achievement (1)	Individual Performance Summary
Sally Wallace	160%
•Led efforts to integrate the strategic planning process and the business operating plans for seamless standardized planning, risk and opportunity management and EAC development.
•Enhanced the Company’s reporting capabilities of programmatic data, improving our business-level performance and early identification of program risks.
•Instrumental in developing processes and tools for the management of risks and opportunities by strengthening the EAC process.
•Works closely with the business leaders to integrate IT, ERP, business intelligence, program management, risk and opportunity management, apex and finance initiatives to ensure alignment and increase the business performance.
•Provided leadership guidance as the executive sponsor for the company’s Diversity Advisory Group.

(1)Individual Performance Achievement can range from 0% to 200%. As referenced in the Individual Performance Objectives section, this component is weighted at 25%, and when multiplied by the Individual Performance Achievement determines an Individual’s Performance Achievement Factor.
Annual Incentive Plan (ICP) Earned Award Payment
The table below summarizes the NEOs’ targets and the compensation committee’s determination of ICP earned awards based on financial and individual performance achievement.

Name	Target Incentive (% of Base)	Target Incentive	Financial Achievement (1)	Individual Performance Achievement (2)	Calculated Award(3)	Discretionary Factor Award(4)	Earned Award(5)	Overall Achievement (6)
William J. Lynn	110%	$1,272,974	$801,974	$636,487	$1,438,461	1.2	$1,726,200	136%
John Baylouny	75%	$391,875	$246,881	$195,938	$442,819	1.2	$531,400	136%
Mike Dippold	70%	$333,200	$209,916	$166,600	$376,516	1.2	$451,900	136%
Mark Dorfman	65%	$279,851	$176,306	$139,926	$316,232	1.2	$379,500	136%
Sally Wallace	65%	$286,546	$180,524	$114,618	$295,142	1.2	$354,200	124%

______________
(1)Financial Achievement is based on Company Performance Factor of .84, and weighted at 75%.
(2)Individual Performance Achievement is the NEO’s calculated percentage achievement for individual goals and objectives which are weighted at 25%.
(3)Calculated Award is the sum of the Financial and Individual Achievement.

(4)A Discretionary Factor Award may be applied at the discretion of the Committee based on superior performance or extraordinary efforts unrelated to achievement of performance objectives, and is a multiplier on the Calculated Award.
(5)The Earned Award is the Calculated Award with the Discretionary Factor applied. The Earned Award Amounts are rounded to the nearest $100.
(6)The Overall Achievement represents the percentage achievement of the Target Incentive.

Long-Term Incentive
Amendment to the Long Term Incentive Plan
We historically have awarded cash-based long-term incentive opportunities to the NEOs under our 2014 Long-Term Incentive Plan (“LTIP”), rather than equity-based opportunities. In May of 2021, the board of directors approved an amendment to the LTIP to provide for the treatment of unvested LTIP grant awards, the terms of 2021 and future awards, and the treatment of awards upon the occurrence of a potential public offering. The amended LTIP aligns our long term incentive compensation, including updated performance metrics, to similar public aerospace and defense companies. On average, the LTIP comprises approximately 48% of each NEO’s target total direct compensation, which provides our executives with a significant personal stake in the long-term success of Leonardo DRS.
Treatment of Unvested 2019 and 2020 LTIP Grant Awards
The Company performance component for any LTIP awards that were issued prior to January 1, 2021 will be deemed satisfied at 100% of the remaining target award. For awards issued in 2019, the remaining performance components will be paid in 2021 and 2022 and the retention component will be paid in 2022. For awards issued in 2020, the two remaining performance components will be paid in 2022 and 2023 and the retention component will be paid in 2023. The all LTIP awards are contingent upon the participant’s continued employment on the date of each payment.
Treatment of 2021 LTIP Grants and Future Awards
The Company utilizes our long-term incentive plan to attract and retain key talent and promote effective use of the company’s resources to achieve expected and superior performance. In order to motivate participants to consistently deliver high performance, under the Amended LTIP, 50% of the LTIP award is a performance component contingent on the achievement of certain multi-year Company performance goals, and 50% of the award is a retention component. On average, the LTIP comprises approximately 48% of each NEO’s target total direct compensation. This provides our executives with a significant personal stake in the long-term success of Leonardo DRS. As delegated by the board of directors, the LTIP is administered by the compensation committee. Each NEO’s annual target and earned award recommendation are approved by the compensation committee.
Targets for Long-Term Incentive
The aggregate target opportunity for each NEO under the LTIP was established using competitive benchmarking at or around the market median and balances other considerations such as Company performance, complexity of the role, length of service, future expected contributions, and impact to long-term growth and profitability. We believe the LTIP allows for the consideration of other factors in addition to the quantitative metrics that drive annual incentive payments. Earned awards provided under the LTIP may range from 0% to 200% of the target award opportunity. The annual LTIP target awards for the NEOs are shown in the table below.

Name	LTIP Target
William J. Lynn	$3,580,000
John Baylouny	$975,000
Mike Dippold	$800,000
Mark Dorfman	$560,000
Sally Wallace	$560,000
Vesting Terms for Long-Term Incentive
The 2021 LTIP target awards were comprised of two components, a Company financial performance component designed to tie compensation opportunities to achievement of certain company performance goals measured over the three-year performance cycle; and a retention component to encourage the retention of key employees. The two components combined provided a total compensation opportunity competitive with the businesses with which the Company competes.

Component	End of Year 1	End of Year 2	End of Year 3
Retention (50%)	33.3%	33.3%	33.3%
Performance (50%)			100%

Retention. The retention component comprised 50% of each NEO’s 2021 target LTIP award, vesting in three equal annual installments over the period from January 2021 through December 2023. In order to be eligible for payment of any portion of the retention component of the LTIP award, the NEO must be actively employed by the Company and in good standing on the date of payment.
Company Performance. The Company performance component comprised 50% of each NEO’s 2021 target LTIP award, and will be payable after the end of the three-year performance cycle, the NEO must be actively employed by the Company and in good standing on the date of payment.
The Company performance metrics for the 2021 LTIP as approved by the compensation committee in May 2021, comprise metrics measured over 2021, 2022 and 2023. The performance is measured based on relative adjusted net earnings weighted at 40%, revenue growth and return on invested capital weighted at 30%, with the performance thresholds and payout ranges shown in the table below and no payout earned for performance below the minimum threshold:

Company Performance Goal Weighting		Payout Ranges for Company Performance Component (1)

Metric		Performance Thresholds (2)	Relative Adjusted Net Earnings (3)	Return on Invested Capital	Revenue Growth
Relative Adjusted Net Earnings	40%	Minimum (50% payout)	40%	11%	3%
Revenue Growth	30%	Target (100% payout)	60%	12.5%	5%

Return on Invested Capital (ROIC)	30%	Maximum (200% payout)	80% or more	14% or more	8%
(1) Company performance component payable after 3rd year
(2) Interpolation used between these points
(3) Relative adjusted net earnings to convert to Total Shareholder Return (TSR) if the Company becomes publicly traded
Approval of Performance Achievement for the Long-Term Incentive
Earned award recommendations for each of the NEOs are approved by the compensation committee. The compensation committee has the authority to adjust the LTIP performance objectives for any of the following events: asset write-downs; significant litigation or claim judgments or settlements; the effect of changes in tax laws, accounting standards or principles, or other laws or regulatory rules affecting reporting results; any reorganization and restructuring programs; extraordinary nonrecurring items; acquisitions or divestitures; foreign exchange gains and losses; a change in the Company’s fiscal year; and any other nonrecurring events. The LTIP permits the compensation committee to exercise negative discretion to reduce or eliminate an award that would have been earned under the performance objectives as the compensation committee determines appropriate.
2021 Long-Term Incentive Award Achievement
Each of the NEOs were granted long-term incentive awards in 2019, 2020, and 2021 with partial vesting, as show in the table below.

LTIP Award Grant Date	Metric	Target Weighting	Achievement %	Achievement Award Factor %
2021 (1)	Retention	16.67%	100%	16.67%
2020 (2)	Retention	23.34%	100%	23.34%
2019 (3)	Retention	23.34%	100%	23.34%
2019 (4)	Retention	30%	100%	30%
2021 (3-Year Performance Cycle) Total LTIP Award Factor: 93%
________________
(1) 2021 Award is based on 1/3 of a 50% retention component.
(2) 2020 Award is based on 1/3 of a 70% performance component which was converted to a retention target award.
(3) 2019 Award is based on 1/3 of a 70% performance component which was converted to a retention target award.
(4) 2019 Award includes a 30% retention component.

As a result of the achievement for the components of the LTIP awards shown in the table above, each NEO earned the following 2021 LTIP Total Payment, which were approved in February 2022, and will be paid in April 2022, subject to continued employment of the NEO through the payment date:

Executive	LTIP Award
	LTIP Target	% Target Earned	Total Payment(1)
William J. Lynn	$3,580,000	93%	$3,341,333
John Baylouny	$975,000	93%	$910,000
Mike Dippold	$800,000	93%	$746,667
Mark Dorfman	$560,000	93%	$522,667
Sally Wallace	$560,000	93%	$522,667
________________
(1)Total 2021 LTIP payment reflect the LTIP amounts for unvested awards for 2019, 2020, and 2021.

Benefits and Perquisites
The benefits provided by the Company are an important tool used to attract and retain executive talent. These benefits are designed to be competitive, cost-effective, and support the overall needs of our employees. The NEOs are eligible to participate in health and welfare benefits, retirement benefits, and executive perquisites.
Company-Sponsored Retirement Plans
Leonardo DRS 401(k) Plan. We sponsor a 401(k) Plan, a tax-qualified defined contribution plan, for our eligible employees, including the NEOs. Each NEO is eligible to make before-tax contributions to the 401(k) Plan, and after-tax contributions through a Roth 401(k) (or any combination of the foregoing), up to plan and tax law limits. The 401(k) Plan also provides participants with the opportunity to earn a Company match contribution. During 2020, the 401(k) Plan provided for a Company-matching contribution of 100% on contributions up to the first 5% of eligible pay for NEOs.
Defined-Benefit Retirement Plan. Certain employees participate in the Pension Plan for Employees of DRS Naval Power Systems, Inc., a Company-sponsored, tax-qualified, noncontributory defined-benefit plan (the “Pension Plan”). The Pension Plan was amended in October 2011 to freeze benefits for participants as of December 31, 2011. Benefits under the Pension Plan are accrued benefits calculated using the final average pay formula, with an early retirement option at age 55, and normal retirement at age 65. Final average monthly pay takes into account base salary and certain variable pay programs, but excludes non-recurring bonuses and executive incentive plans and any amount paid after December 31, 2011. Additional payment options may be available including a lump sum, period certain, and social security adjustment options if the participant retires early. Early retirement benefits, after age 55, are subject to a reduction schedule based on the participant’s age at commencement and credited service. This projected benefit is not subject to cost-of-living adjustments.
Health and Welfare Benefits
Our chief executive officer is the beneficiary of an individual term life insurance policy. We pay the required premiums for the policy on an annual basis. The policy was effective October 17, 2019, and is for a ten-year period. All NEOs, including our chief executive officer, are provided Company-funded group term life coverage of two times their annual base salary up to a maximum amount of $500,000 with reductions starting at age 65. The life benefit under the term life coverage will reduce by 35% at the age of 65 and will reduce by 50% at the age of 70.
All of our current NEOs are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. The senior leadership of the Company, including the NEOs, receive an enhanced short-term disability benefit of 70% of coverage with a weekly maximum of $3,500.00, and an enhanced long-term disability benefit of 66 2/3% of coverage with a monthly maximum of $15,000.00.
Pursuant to our vacation policy, on an annual basis we pay eligible employees, including each of the NEOs, for any accrued and unused vacation benefits in excess of 240 hours, up to a maximum of 40 hours of base pay.
Executive Perquisites
We provide our NEOs with an annual fixed perquisite allowance under the Executive Allowance Program that the compensation committee believes is reasonable yet competitive to attract and retain key talent. The Company provides perquisites to the NEOs for purposes of recruitment, retention and security and to ensure the personal, physical, and fiscal fitness of our executives to facilitate the transaction of business. The annual perquisite allowance in 2021 was $40,000 for Mr. Lynn and $29,400 for the other NEOs. The Company consulted with Willis Towers Watson regarding the market practice of our peers when considering the perquisite allowance.
The perquisite allowance provided to our NEOs was designed to be used at their discretion for such items as financial planning and tax preparation services, physical examinations, home security systems, personal liability and supplemental accidental death and dismemberment insurance, and the personal use of automobiles owned or leased by the NEO. The executive allowance is paid to NEOs on a bi-weekly basis.
Severance and Change in Control Benefits
Incentive Awards
Termination under the ICP. Annual incentive awards earned under the ICP generally were only payable subject to the NEO’s continued employment through the date on which awards are paid; however the compensation committee has the discretion to pay a prorated earned award in the event of a NEO’s involuntary separation of employment for reasons other than cause after July 1 of a plan year, or due to death or disability.
Termination under the LTIP. Long-term incentive awards earned under the LTIP are payable subject to the NEO’s continued employment through the date on which awards are paid. In the event of a NEO’s involuntary separation of employment for reasons other than cause after December 31 of a plan year, the compensation committee may, in its sole discretion, authorize an award payment subject to achievement of any performance conditions for the plan year or portion of the performance cycle of which the plan year is a part. If the NEO’s employment was terminated due to death or disability, then the compensation committee, in its sole discretion, may authorize a prorated award payment subject to achievement of any performance conditions.
Clawback Provision. The ICP and LTIP include executive compensation recoupment, or “clawback,” provisions. The clawback would apply in the event that the Company subsequently discovers facts that, if known earlier, would have constituted grounds for termination of employment for “cause” (as defined in the ICP or LTIP as applicable) prior to the payment of the earned award. Additionally, in the event of a restatement of the Company’s financial results (other than a restatement caused by a change in applicable accounting rules or interpretations), the result of which is that an earned award would have been lower if calculated based on the restated results, the compensation committee will review each earned award during the period in question. If the compensation committee determines that the restatement is the result of the negligence, misconduct, deception, non-disclosure, policy violation or fraud by a NEO, the compensation committee in its discretion may require repayment of all or a portion of the award.
Executive Severance Plan
Our board of directors approved an Executive Severance Plan (the “Severance Plan”) on May 27, 2021 to help retain qualified employees, maintain a stable work environment and provide economic security by providing benefits to certain key employees in the event of certain qualifying terminations including a change in control. The compensation committee periodically evaluates and reviews payment and benefit levels under the Severance Plan, including the change in control provision against the practices of our peer group companies. The Change in Control Plan, dated September 12, 2016, was terminated and replaced with the Severance Plan.
The Severance Plan provides benefits to certain eligible employees, including the NEOs, whose jobs are eliminated by the Company without “cause” or by the executive with “good reason” (as each is defined in the Severance Plan) within two years of a “change in control” (as defined in the Severance Plan), excluding any termination due to death or disability, including:
•Severance pay in an amount equal to the sum of (i) his or her annual base salary and target award under the ICP for the fiscal year in which termination occurs, multiplied by the applicable severance multiplier, (ii) his or her unpaid prior year bonus, if any, (iii) the pro-rata bonus, paid in a lump sum and; (iv) payment of unvested LTIP award grants.
•A monthly reimbursement equal to the monthly COBRA premiums for NEOs, the shorter of either 30 months or the period ending on the last day of the second calendar year following the year in which the severance occurs and for other participants, 24 months; and
•An additional monthly amount equal to the Company’s cost as of immediately prior to the severance date under the Company’s disability, accident and life insurance.
The Executive Severance Plan provides benefits to certain eligible employees whose jobs are eliminated by the Company without cause unrelated to a change in control, excluding any termination due to death or disability, including:
•Severance pay in an amount equal to the sum of (i) his or her annual base salary for 18 months for the NEOs and for 12 months for other executives, (ii) his or her unpaid prior year bonus, if any, (iii) the pro-rata bonus, paid in equal installments and; (iv) payment for the prior year LTI payment if terminated after December 31 and prior to the award payment date.
•A monthly reimbursement equal to the monthly COBRA premiums for NEOs, the shorter of either 30 months or the period ending on the last day of the second calendar year following the year in which the severance occurs and for other participants, 24 months; and
•An additional monthly amount equal to the Company’s cost as of immediately prior to the severance date under the Company’s disability, accident and life insurance.
Any severed employee will not be eligible to receive the benefits listed above unless he or she first executes a written release, which becomes effective and is not revoked.
In the event a participant’s employment is terminated by the Company without cause or by the executive with good reason in connection with a change in control, any awards granted to a severed employee under the LTIP will be deemed to be immediately vested and payable. If a participant’s employment is terminated unrelated to a change in control, the terms of the LTIP will apply, which include that any awards granted under the LTIP and not yet paid will terminate and the participant will not be entitled to any further payments. However, if the termination is due to a reduction in force or due to a participant’s death or disability, the compensation committee may authorize certain payments to be made for such participant’s awards granted under the terms of the LTIP.
Other Considerations
Compensation and Risk Management
With the support of management and the compensation consultant, the compensation committee evaluates the Company’s overall risk profile relative to the incentive components of compensation. The use of long-term incentive awards as a significant portion of total direct compensation is structured to ensure management is focused on the long term and not incentivized to take excessive risk.
Tax Considerations
The compensation committee considers certain tax implications when designing the Company’s executive compensation programs, including the deductibility of compensation paid to our NEOs. Code Section 162(m) generally limits the deductibility of compensation paid to of certain executive officers of publicly held companies in excess of $1 million during a year. The compensation committee believes that tax deductibility is only one of several relevant considerations in setting compensation, and that the tax deduction limitation should be evaluated in conjunction with other relevant factors and not independently compromise the compensation committee’s ability to structure its compensation to attract, retain and appropriately motivate executive officers, thus providing benefits to the Company and its stockholders that outweigh the potential benefit of the tax deduction. Accordingly, the compensation committee has discretion to approve and authorize compensation that is not deductible for federal income tax purposes.
SUMMARY COMPENSATION TABLE
The following table presents the compensation of our Named Executive Officers for services performed for the year ended December 31, 2021.

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(3)		Total
William Lynn, CEO	2021	$1,156,439	$5,067,533	n/a	$99,632		$6,323,603
	2020	$1,137,185	$3,767,700	n/a	$98,807		$5,003,692
John Baylouny, COO	2021	$515,584	$1,441,400	n/a	$52,865		$2,009,849
	2020	$470,346	$1,109,000	n/a	$52,145	$1	$1,631,492
Michael Dippold, CFO	2021	$468,341	$1,198,567	n/a	$51,904		$1,718,811
	2020	$420,885	$901,900	n/a	$51,280		$1,374,065
Mark Dorfman, EVP, Gen Counsel	2021	$429,518	$902,167	n/a	$52,169		$1,383,854
	2020	$418,717	$752,000	n/a	$47,224		$1,217,940
Sally Wallace, EVP, Bus Ops	2021	$439,793	$876,867	n/a	$51,962		$1,368,622
	2020	$428,914	$742,900	$28,991	$51,859		$1,252,664
________________
(1)The amounts in this column reflect the annual incentive cash awards earned under the Company’s Incentive Compensation Plan and long-term cash awards earned under the Company’s Long-Term Incentive Plan. See Part III. Item 11. “Compensation Discussion and Analysis—Components of Compensation Program—Annual Incentive Compensation” and “—Long-Term Incentives” for a description of these programs and the amounts earned by each NEO under each program for 2021.
(2)This column represents any increase during 2021 in the present value of the NEO’s accumulated benefit under the Pension Plan for Employees of DRS Naval Power Systems, Inc. For more information regarding the NEO’s pension benefits, please see the Pension Benefits table below.
(3)The amounts shown in the “All Other Compensation” column for 2021 include the amounts detailed in the table below. See Part III. Item 11. “Compensation Discussion and Analysis—Components of Compensation Program—Benefits and Perquisites” for a description of the benefits discussed in the table below.

2021 ALL OTHER COMPENSATION

Name	Fiscal Year	401(k) Plan Contributions (a)	Life Insurance (b)	Executive Allowance Program (c)	Vacation Benefits (d)	Other Benefits (e)
William J. Lynn	2021	$14,226	$23,680	$39,308	$21,818	$600
John Baylouny	2021	$14,250	n/a	$29,481	$9,135	n/a
Michael Dippold	2021	$14,250	n/a	$29,481	$8,173	n/a
Mark Dorfman	2021	$14,250	n/a	$29,481	$8,038	$400
Sally Wallace	2021	$14,250	n/a	$29,481	$8,231	n/a
________________
(a)This column reflects Company contributions under the Company’s 401(k) Plan.
(b)This column reflects Company paid insurance premiums with respect to an individual term life insurance policy.
(c)This column reflects the annual fixed perquisite allowance under the Company’s Executive Allowance Program.
(d)This column reflects the payout of accrued and unused vacation benefits in accordance with the Company’s vacation policy.
(e)This column reflects certain gym benefits.

2021 GRANTS OF PLAN-BASED AWARDS
The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes non-equity awards granted during 2021. No equity awards in respect of Company stock were granted in 2021.

2021 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
William J. Lynn	January 1, 2021(2)	$381,892	$1,272,974	$2,545,948
	January 1, 2021(3)		$1,790,000(1)
	January 1, 2021(4)	$895,000	$1,790,000	$3,580,000
	January 1, 2021(5)		$4,654,000(1)
John Baylouny	January 1, 2021(2)	$117,563	$391,875	$783,750
	January 1, 2021(3)		$487,500(1)
	January 1, 2021(4)	$243,750	$487,500	$975,000
	January 1, 2021(5)		$1,267,500(1)
Michael Dippold	January 1, 2021(2)	$99,960	$333,200	$666,400
	January 1, 2021(3)		$400,000(1)
	January 1, 2021(4)	$200,000	$400,000	$800,000
	January 1, 2021(5)		$1,040,000(1)
Mark Dorfman	January 1, 2021(2)	$83,955	$279,851	$559,702
	January 1, 2021(3)		$280,000(1)
	January 1, 2021(4)	$140,000	$280,000	$560,000
	January 1, 2021(5)		$728,000(1)
Sally Wallace	January 1, 2021(2)	$85,964	$286,546	$573,092
	January 1, 2021(3)		$280,000(1)
	January 1, 2021(4)	$140,000	$280,000	$560,000
	January 1, 2021(5)		$728,000(1)
________________
(1)This award only has one potential payout, subject to the NEO’s continued employment through the applicable vesting date and there are no threshold or maximum levels for the award.
(2)These amounts represent cash awards that may be earned under the Company’s Incentive Compensation Plan (“ICP”). The threshold assumes minimal financial performance permitted under the ICP, and no individual performance objectives achieved. The value earned can be found in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column. Refer to “Part III. Item 11. Compensation Discussion and Analysis—Components of Compensation Program—Annual Incentive Compensation” for a description of these programs and the amounts earned by each NEO under each program for 2021.
(3)These amounts represent estimated future payouts of the retention component of cash awards issued in January 1, 2021 under the Company’s Long Term Incentive Plan (“LTIP”).
(4)These amounts represent estimated future payouts of the performance component of cash awards issued in January 1, 2021 under the LTIP and payable in 2024.
(5)These amounts represent estimated future payouts of cash awards granted under the LTIP in 2019 and 2020, that will be vested and payable in 2022 and 2023. These awards were converted on January 1, 2021 into retention time-based awards so that the awards will be paid out as if target performance has been achieved if the NEO remains continuously employed by the Company through the applicable vesting dates. See Part III. Item 11. “Compensation Discussion and Analysis—Components of Compensation Program—Long-Term Incentives” for a description of these programs and the amounts earned by each NEO under each program for 2021.

PENSION BENEFITS AS OF DECEMBER 31, 2021
The following table lists the pension program participation and actuarial present value of the NEO with a defined benefit pension at December 31, 2021. No other NEOs participate in a defined benefit pension.
PENSION BENEFITS

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit ($)(2)	Payments during the last fiscal year ($)
Sally Wallace	Naval Power Systems Pension Plan	15.9	$639,896	$—
________________
(1)Benefits under the Pension Plan for Employees of DRS Naval Power Systems, Inc. were frozen effective as of December 31, 2011.
(2)The Present Value of Accumulated Benefit (PVAB) for Sally Wallace as of December 31, 2021 is $639,896, which is based on a discount rate of 2.63% and the PRI-2012 mortality table projected using MP-2021 with white collar adjustment. The PVAB for her as of December 31, 2020 was $662,058, which is based on a discount rate of 2.23% and the PRI-2012 mortality table projected using MP-2020 with white collar adjustment. So the change in her PVAB is a decrease of $22,162, which was caused primarily by the change in the discount rate, the mortality assumption and her age. The above amounts are determined based on the same assumptions used for financial reporting purposes, except that the assumed retirement age is the normal retirement age of age 65, which is also the earliest age at which she may receive retirement benefits without any reduction in benefits.

The Pension Plan for Employees of DRS Naval Power Systems, Inc.
Certain employees were grandfathered to participate in the Pension Plan at DRS Naval Power Systems, Inc., a Company-sponsored, tax-qualified, noncontributory defined-benefit plan (the “Pension Plan”). The Pension Plan was amended in October 2011 to freeze benefits for participants as of December 31, 2011. Benefits under the Pension Plan are accrued benefits calculated using the final average pay formula, with an early retirement option at age 55, and normal retirement at age 65. Final average monthly pay takes into account base salary and certain variable pay programs, but excludes non-recurring bonuses and executive incentive plans and any amount paid after December 31, 2011. Additional payment options may be available including a lump sum, period certain, and social security adjustment options if the participant retires early. Early retirement benefits, after age 55, are subject to a reduction schedule based on the participant’s age at commencement and credited service. This projected benefit is not subject to cost-of-living adjustments.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As discussed under “Components of Compensation Program—Benefits and Perquisites— Executive Severance Plan” NEOs may be entitled to certain amounts under the ICP and LTIP on a termination of employment in certain limited circumstances. Additionally, pursuant to the Leonardo DRS, Inc. Executive Severance Plan as in effect as of May 2021, NEOs are eligible for certain “double trigger” severance benefits in the event of a qualifying termination of an NEO’s employment up to 24-months after a change in control occurs. No payments or benefits would be payable to an NEO solely as a result of a change in control of the Company.

This section estimates the payments that would be received by an NEO upon a termination of employment effective as of December 31, 2021.

Name	Termination due to Death(1)	Termination due to Disability	Involuntary Termination without Cause	Termination without Cause or for Good Reason in connection with a Change in Control
William J. Lynn	$14,285,200	$9,960,200(2)	$13,169,466	$15,715,636
John Baylouny	$1,941,401	$1,441,400(2)	$2,253,126	$4,973,093
Michael Dippold	$1,698,567	$1,198,567(2)	$1,953,590	$4,270,725
Mark Dorfman	$1,402,167	$902,167(2)	$1,588,961	$3,418,290
Sally Wallace	$1,376,867	$876,867(2)	$1,571,563	$3,454,892
(1)     Payments in the event of death include the life insurance benefit which would be paid by the company’s third-party life insurance provider.
(2) In addition to the amounts provided above, each NEO would be eligible for a monthly disability benefit under our current provider. The long term disability benefit is 66 2/3% of the monthly base salary subject to a cap of $15,000. The NEOs would be eligible for disability benefits as long as they have a qualifying disability as determined in the sole discretion of our disability insurance provider.

Employment Agreement
In 2021 under William Lynn’s employment agreement dated May 2021, he was eligible for certain severance benefits in the event of other types of termination, including death, disability or involuntary termination without cause. In the event of a death or disability on December 31, 2021, he would be eligible for the life insurance or disability insurance benefit, payment of unvested grants at target under the LTIP for 2019, 2020, and 2021, and a prorated annual incentive compensation award at target. In the event of a termination without cause on December 31, 2021, he would be eligible for 2.5 times the sum of his annual base salary and the target incentive compensation bonus, payment for unpaid prior year annual incentive compensation bonus, if applicable, and unvested grants of the retention component of the LTIP for 2019, 2020, 2021 which would continue to vest according to the vesting schedule, and the unvested grant of the performance component for the year in which termination occurs (unvested performance component awards for 2022 and 2023 would be forfeited), and 12 months of company-paid COBRA benefits. Payments would be conditional upon a fully executed separation and release agreement.
The Company’s other NEOs, John Baylouny, Michael Dippold, Mark Dorfman, and Sally Wallace have no formal employment agreements.
Involuntary Termination without Cause
In May of 2021, John Baylouny, Michael Dippold, Mark Dorfman, and Sally Wallace were included in the approved Executive Severance Plan. Under the Executive Severance Plan, in the event of an involuntary termination without cause on December 31, 2021, the eligible NEOs would have received, base salary of 18-months, pro-rated annual incentive plan, payable at the same time and in the same manner as other plan participants, and the LTIP grant awards which would vest in 2021, with payment at the same time and in the same manner as other plan participants, and 18-months of company-paid COBRA. Payments would be conditional upon a fully executed separation and release agreement. Prior to May 2021, if an involuntary termination without cause would have occurred, at the company’s discretion in exchange for providing severance benefits, the employee must have agreed to and be in compliance with ongoing confidentiality and cooperation obligations, non-competition, and non-solicitation covenants for a period of 12-months following termination. Generally, our separation pay benefits are 12-months of base salary, 12-months of company-paid COBRA, and outplacement services. Under the terms of the annual incentive compensation plan, if the employee is terminated after July 1, 2021, the administrator of the plan may authorize an earned award, reflecting the employee’s participation for a portion of the plan year (“pro-rated award”). The pro-rated award would be based on performance, and payable in March 2022. Under the terms of the LTIP, if the employee is terminated on or after December 31, 2021 but before payment, the administrator of the plan may have authorized an earned award based on performance. All future awards under the long-term incentive plan would be forfeited.
Death or Disability
Under the Executive Severance Plan, in the event of a death or disability on December 31, 2021, John Baylouny, Michael Dippold, Mark Dorfman, and Sally Wallace, would be eligible for benefits under the company’s group term life insurance and accidental death and dismemberment, and disability plan. Under the terms of our ICP, the administrator may authorize a pro-rated award payment, payable at the same time in the same manner as earned award payments to other ICP participants, and the administrator may authorize a pro-rated LTIP award payment for a portion of the plan year or cycle in which employment terminated, payable at the same time in the same manner as payments to other LTIP participants. Payments would be paid to the NEO or, in the case of death, to his or her estate.
Written Release
In all cases, except for death, where separation benefits are being provided by the Company, the NEO is required to execute a written separation and release agreement in order to be eligible for the severance benefits. In 2021, each NEO will be a participant in the Executive Severance Plan which will cover change in control with a double-trigger, and non-change in control terminations.

Employment Agreement for Chief Executive Officer, William J. Lynn III
The board of directors approved a new employment agreement for Mr. Lynn, effective as of June 7, 2021, to continue to serve as the chief executive officer of the Company and chairman of the board of directors of the Company. Mr. Lynn will be entitled to a base salary of $1,157,249 and eligible to participate in our annual incentive program with a target award of 110% of his base salary and a maximum earned award of 200% of the target award. Further, Mr. Lynn will be eligible to participate in the LTIP with a target award of $3,580,000.
Benefits
Mr. Lynn is entitled to receive group health, dental, hospitalization, life and disability insurance benefits that are in effect as of the effective date of his employment agreement. Mr. Lynn is also eligible to participate in other welfare and retirement benefit plans or programs offered to senior executives at the Company. Term life insurance will provide Mr. Lynn’s beneficiaries with a death benefit equal to $4,000,000 and a death benefit of $325,000 that is subject to age-related reductions after reaching the age of 65. Mr. Lynn will be entitled to four weeks of paid vacation, coverage under the directors’ and officers’ insurance policy, and an executive allowance program of $40,000. Mr. Lynn will be reimbursed for reasonable legal expenses, up to $10,000, in connection with the negotiation and documentation of his employment agreement.

Retirement
Upon voluntarily termination of employment through retirement on one hundred eighty days’ prior written notice to the Company, Mr. Lynn will be entitled to (i) his base salary and unused vacation days accrued through the effective date of termination of employment; (ii) any unpaid earned awards under the ICP for any completed prior fiscal year; (iii) his target award under the ICP for the full fiscal year in which he retires, payable at the same time as ICP awards are paid to other participants; (iv) any unvested award payments under the LTIP for 2019 and 2020 will be paid out at the same time and manner as awards are made to other participants (provided, however, that in any event such payment must be made within sixty days of the applicable vesting date); (v) any unvested retention component of an LTIP award for 2021 and beyond will continue to vest on its vesting schedule, provided that his employment continued for a minimum of 6-months after the date of grant of such awards; (vi) and any unvested performance component of an LTIP award for 2021 and beyond will vest pro rata in accordance with its vesting schedule, based on the date the employment terminates, subject to the satisfaction of the performance goals set forth in the applicable award agreement and subject to compensation committee approval; (vii) provided, that in the event of a subsequent Change of Control (as defined under the Executive Severance Plan) prior to the vesting of all of the awards granted under the LTIP, such awards will be treated no less favorably than those of continuing employees, subject to any applicable proration; and (viii) COBRA coverage for eighteen months. Retirement generally means voluntary termination of employment by Mr. Lynn after he reaches the age of 65 and subject to his providing notice to the Company at least 180 days prior to his retirement.
Termination
Upon a termination of employment for “cause” as defined in his employment agreement, Mr. Lynn will be paid his base salary and unused vacation days accrued through the effective date of termination of employment and any unpaid earned awards under the ICP for any completed prior fiscal year, and any benefits owed to him under the Company’s benefit plans.
Upon a termination of employment for “death” or “disability" as defined in his employment agreement, Mr. Lynn or his beneficiaries will be entitled to receive, in addition to any regular life insurance benefits paid by the Company, his base salary and unused vacation days accrued through the effective date of termination of employment and any unpaid earned awards under the ICP and any benefits owed to him under the Company’s benefit plans. Any unvested target awards under the LTIP will fully vest on the date of termination of employment, payable in accordance with the terms of the LTIP. Further, the compensation committee may authorize a pro-rated award payment under the ICP to Mr. Lynn or his beneficiaries, reflecting the participation for the portion of year in which the employment is terminated.
Upon a termination of Mr. Lynn’s employment by the Company or by Mr. Lynn due to a material breach of the Company, other than terminations of employment due to cause, death, or disability, Mr. Lynn will be entitled to a lump sum payment equal to two and one-half times the sum of his base salary and target award under the ICP, and any unpaid ICP award earned for the last full fiscal year prior to the termination of employment. Mr. Lynn will also be eligible for unvested award payments for 2019 and 2020 awards granted under the LTIP payable in the same manner and at the same time as paid to other participants. For LTIP awards granted for 2021 and beyond, Mr. Lynn will be eligible for any unvested retention component of an LTIP award and these awards will continue to vest in accordance with the vesting schedule, and any performance component of an LTIP award will vest pro rata in accordance with its vesting scheduled based on the date his employment terminates, and will be subject to satisfaction of the performance goals as set forth in the LTIP as determined by the compensation committee. In the event of a subsequent Change of Control (as defined under the Executive Severance Plan) prior to the vesting of all of the awards granted to you under the LTIP, such awards will be treated no less favorably than those of continuing employees, subject to any applicable proration. Mr. Lynn will also be entitled to payment or reimbursement for COBRA premiums for health, dental and hospitalization insurance and continued participation in, and payment of premiums by the Company for, life insurance and other welfare benefits had he remained employed at the Company for one year after the date his employment is terminated.
The employment agreement also contains a confidentiality provision that applies during the term of employment and following any termination of employment, a non-competition provision that applies during the term of employment and for one year following any termination of employment that results in severance benefits and an employee non-solicit provision that applies during the term of employment and for two years following any termination of employment.

2021 DIRECTOR COMPENSATION
We compensate each non-employee director for service on the board of directors. The CEO and compensation committee review director compensation periodically. In consideration of the duties performed each director receives a fixed annual cash retainer, payable quarterly in arrears.
Directors are reimbursed for reasonable expenses incurred in attending or returning from meetings of the board or any committee thereof, or otherwise in or about the business of the Company. These expenses are reimbursed in accordance in with the Company’s policies regarding reimbursement of business expenses and are approved by the CEO.

Name	Fees Earned or Paid in Cash ($)	Total (1) ($)
Frances Townsend	$200,000	$200,000
Philip Odeen	$150,000	$150,000
General George Casey, Jr.	$150,000	$150,000
Kenneth Krieg	$200,000	$201,842
David W. Carey	$200,000	$200,986
Peter Marino	$200,000	$201,195
Mary Gallagher	$150,000	$150,000
Gail Baker	$112,500	$114,322
(1)     Total includes reimbursements for reasonable expenses incurred for travel or other business purposes
Directors who are our employees do not receive any compensation from us for their service on our board of directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All the shares of our common stock are owned by US Holding, a wholly owned subsidiary of Leonardo S.p.A.
The following table sets forth information as of March 28, 2022 with respect to the ownership of our common stock by:
•each person known to own beneficially more than five percent of our common stock, including the selling stockholder;
•each of our directors and prospective directors;
•each of our named executive officers; and
•all of our current executive officers, directors and prospective directors as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Percentage computations are based on approximately 145 million shares of our common stock outstanding as of March 28, 2022 (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021).
Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Unless otherwise set forth in the footnotes to the table, the address for each listed stockholder is c/o 2345 Crystal Drive, Suite 1000, Arlington, Virginia 22202.

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Leonardo S.p.A.(1)	145,000,000	100.0
Directors
William J. Lynn III	—	—
Gail Baker	—	—
David W. Carey	—	—
Mary E. Gallagher	—	—
General George W. Casey, Jr. (Ret.)	—	—
Kenneth J. Krieg	—	—
Peter A. Marino	—	—
Philip A. Odeen	—	—
Frances F. Townsend	—	—
Officers
John A. Baylouny	—	—
Michael D. Dippold	—	—
Mark A. Dorfman	—	—
Sally A. Wallace	—	—
All directors and executive officers as a group (13 persons)	—	—
______________
(1)Leonardo S.p.A., as the parent of US Holding, beneficially owns all shares of our common stock owned of record by US Holding. Leonardo S.p.A. is a public company with shares listed on the Milan Stock Exchange. The address of Leonardo S.p.A. is Piazza Monte Grappa n. 4, 00195 Rome, Italy.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
INDEPENDENCE

Policies and Procedures for Related Person Transactions
Our audit committee has the primary responsibility for reviewing and approving or disapproving “related-party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or may have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our securities, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee will review and approve or disapprove any related-party transactions.
Relationship with Leonardo S.p.A.
We are, an indirect wholly owned subsidiary of Leonardo S.p.A.
Proxy Agreement
We have entered into a proxy agreement, dated as of October 26, 2017, with the proxy holders, Leonardo S.p.A., US Holding and the DoD. The parties to the proxy agreement have entered into a commitment letter, dated as of February 26, 2021, as to the form and content of the amended and restated proxy agreement which allows us to operate as if the amended and restated proxy agreement were already in effect. The following description of the proxy agreement therefore reflects the terms of the proxy agreement as it will be amended and restated, in accordance with the commitment letter. The material terms of the amended and restated proxy agreement and the commitment letter are discussed below and the form of the amended and restated proxy agreement and the commitment letter have been filed as exhibits to this Annual Report.
Leonardo S.p.A. owns the entire share capital of our immediate parent, US Holding, which, in turn, beneficially owns 100% of the voting power of our outstanding common stock. As a result, we are deemed to be under FOCI under the NISPOM, which establishes procedures and requirements for government contractors, such as our company, with regard to classified information. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). A company is considered to be operating under FOCI whenever a foreign interest has the power, direct or indirect, whether or not exercised, and whether or not exercisable, to direct or decide matters affecting the management or operations of that company in a manner that may result in unauthorized access to classified information, may adversely affect the performance of classified contracts, or may undermine U.S. security or export controls. In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI, which we have done by entering into the proxy agreement. Among other things, the proxy agreement:
•provides that the shares of our common stock owned directly or indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions discussed below) and must maintain adequate security clearance;
•provides that the proxy holders are appointed by our immediate parent US Holding (in consultation with Leonardo S.p.A.), but the appointment is subject to approval of the DCSA, an agency of the DoD, and that the proxy holders must be members of our board of directors;

•restricts our ability to share facilities and personnel with and receive certain services from Leonardo S.p.A. or its other subsidiaries;
•requires us to maintain a government security committee of our board of directors; and
•regulates meetings, visits and communications that are not deemed to be routine business visits between us and Leonardo S.p.A. or its other subsidiaries.
The proxy agreement restricts the ability of Leonardo S.p.A. and US Holding to control our operations, as described further below. The proxy agreement will automatically terminate, among other reasons, if US Holding holds less than 50% of our outstanding shares of common stock and the DCSA determines that FOCI mitigation is no longer necessary. The proxy agreement has been filed as an exhibit to this Annual Report.
Proxy Holders
The proxy agreement requires the appointment of five proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us), other than prior service as a proxy holder or as an outside director of us or a proxy agreement affiliate (as defined below), and maintain adequate security clearance, to vote the shares of our common stock owned directly or indirectly by Leonardo S.p.A. Proxy holders are appointed by US Holding after reasonable consultation with Leonardo S.p.A. and approval by the DCSA and serve for staggered three-year terms. During their terms, proxy holders may only be removed (i) for acts in violation of the proxy agreement, including the inability to protect the legitimate economic interest of US Holding, upon petition by US Holding to DCSA which may be granted or denied by DCSA in its sole discretion or (ii) for gross negligence or willful misconduct. Upon expiration of a proxy holder’s term, or the death, resignation, removal or inability to act of any proxy holder, the proxy holder may be reappointed or replaced by US Holding after consultation with Leonardo S.p.A. and approval by DCSA. Until a successor proxy holder accepts appointment, the remaining proxy holders may exercise all of the rights, powers and privileges of the proxy holders and if no proxy holders remain, the chairman of our board shall be automatically vested with all rights, powers, authorities and immunities of the proxy holders for an interim period until a new proxy holder is appointed by US Holding and approved by DCSA. The current proxy holders and the commencement and expiration of their terms are as set forth in the table below.

Proxy Holder	Term Commencement	Term Expiration
David W. Carey	January 1, 2018	December 31, 2022
Kenneth J. Krieg	January 1, 2018	December 31, 2024
Peter A. Marino	January 1, 2018	December 31, 2022
Philip A. Odeen	January 1, 2018	June 30, 2022
Frances F. Townsend	January 1, 2018	December 31, 2024
The proxy agreement confers on the proxy holders the right to vote US Holding’s shares of our common stock in the same manner and to the same extent as if they were the absolute owners of such shares in their own right. All actions of the proxy holders with respect to US Holding’s shares of our common stock require a majority vote of the proxy holders. Each proxy holder is entitled to one vote. In exercising their power as proxy holders and fulfilling their duties as members of our board, the proxy holders are directed to seek to protect the legitimate economic interests of our shareholders and to act in a manner consistent with their fiduciary duties.
The proxy holders are permitted to vote for or consent to the following matters in their sole and absolute discretion, without consultation with US Holding or Leonardo S.p.A.:
•the election of additional directors who are not proxy holders, and who are proposed by US Holding after reasonable consultation with the nominating and corporate governance committee of our board;

•any changes or amendments to our certificate of incorporation or bylaws involving matters other than those described below;
•the sale or disposal of our property, assets or business other than as described below;
•our incurrence of debt or any pledge, mortgage or encumbrance of any of our assets other than as described below;
•any action necessary to effect a public offering other than as described below; and
•any action with respect to the foregoing, or any other matter affecting us and not specifically described below that US Holding might lawfully exercise.
The proxy holders may only vote for or consent to the following matters with the express written approval of US Holding:
•the sale or disposition of any of our subsidiaries, property, assets or business or those of our subsidiaries or the purchase by us or our subsidiaries of any business, properties, assets or entities, other than in the ordinary course of business, in any individual transaction where our investment (based on our share of the enterprise value) exceeds two percent (2%) of our revenues for the immediately preceding year or where our investment, in the aggregate, for all such sales or dispositions in a calendar year, exceeds an amount equal to five percent (5%) of our revenues for the immediately preceding year;
•the incurrence of debt or pledge, mortgage, lease or other encumbrance of our assets of those of our subsidiaries in connection with the incurrence of debt, if such incurrence would cause the aggregate outstanding principal amount of all debt of us and our subsidiaries to exceed a target leverage ratio set forth in our then-current operating plan, excluding current debt incurred for purposes of funding day-to-day working capital requirements in the ordinary course of business;
•any merger, consolidation, reorganization or dissolution of us of any of our subsidiaries except as permitted above and excluding transactions solely among our wholly owned subsidiaries; and
•the filing or making of any petition by us or our subsidiaries under the federal bankruptcy laws or any similar law or statute of any state or any foreign country.
In addition, the proxy holders may only vote to declare or suspend dividends after prior consultation with US Holding.
We and US Holding are required to jointly and severally indemnify and hold each proxy holder harmless from any and all claims arising from or in any way connected to his or her performance as a proxy holder except for his or her own individual gross negligence or willful misconduct.
Board of Directors
The proxy agreement requires that all five proxy holders serve as members of our board. Additionally, our board must elect a chair and, if the chair is not one of the proxy holders, our board must elect a lead outside director from among the proxy holders. Under the terms of the proxy agreement, the proxy holders shall, in their sole discretion and in their capacity as members of the nominating and corporate governance committee of our board, nominate four additional individuals who are not proxy holders, selected from candidates proposed by US Holding, in consultation with the nominating and corporate governance committee, as candidates for election to our board (the “non-proxy holder director nominees”). The non-proxy holder director nominees shall include (i) our chief executive officer and (ii) three additional individuals. If any non-proxy holder director nominee has a prior or existing contractual, financial or employment relationship with Leonardo S.p.A., such that they would not be an “independent director”, DCSA must approve their selection.

The nominating and corporate governance committee of our board, which will be comprised solely of proxy holders, will nominate the proxy holders for election as directors at any meeting of our stockholders at which directors are to be elected. At any such meeting, the proxy holders will vote on behalf of US Holding to elect the then-current proxy holders and the non-proxy holder director nominees to serve on our board for the succeeding year. The proxy holders may remove any non-proxy holder director nominee from our board by majority vote and after consultation with US Holding.
The proxy agreement requires our board to establish the GSC, consisting of all proxy holders, our chief executive officer, our general counsel, our CFSO and our TCO, to the extent that such officers have adequate security clearances. The role of the GSC is to ensure that we maintain policies and procedures, including a technology control plan, to safeguard classified information in our possession and to ensure that we comply with the proxy agreement, the ITAR, the EAR, and the NISPOM. The proxy agreement also requires that the audit committee of our board appoint an independent auditor to conduct an annual audit of our books and records which may be the same independent auditor used by Leonardo S.p.A. or US Holding unless the GSC concludes that measures are not reasonably available to ensure that performance of the audit by such auditor complies with the proxy agreement.
Facilities, Personnel and Services
The proxy agreement restricts our ability to share facilities and personnel with and receive certain services from (i) Leonardo S.p.A., (ii) each entity that, to our knowledge, Leonardo S.p.A. directly or indirectly controls, is directly or indirectly controlled by (other than DRS itself and our subsidiaries), or is directly under common control with, except for any entity operating under an effective DCSA FOCI mitigation agreement (each of (i) and (ii), a “proxy agreement affiliate”) or (iii) any director, officer, employee, beneficial owner of greater than 5% of a class of equity securities (as determined by voting or investment control over the securities), agent or other representative of a proxy agreement affiliate (together with the proxy agreement affiliates, the “proxy agreement affiliated group”).
Our officers may only serve as officers of any of the proxy agreement affiliated group and vice versa with the approval of the DCSA and the GSC. DRS may only collocate facilities and personnel with the proxy agreement affiliated group with the prior written approval of the DCSA pursuant to the submission by DRS of a facility location plan describing the location of the relevant facilities and which may include, at the DCSA’s request, information such as maps and floor plans of such facilities. Furthermore, DRS and the proxy agreement affiliated group may only engage in specified “affiliated operations” (as described below) pursuant to an AOP, setting out policies and procedures regarding services provided to, provided by, or exchanged between DRS and the proxy agreement affiliated group, and approved by the DCSA.
Any AOP must, at a minimum, require the GSC to notify the DCSA of any proposed category of affiliated operations and obtain DCSA approval prior to accepting or providing any associated affiliated operations, contain procedures for ensuring that any such services do not circumvent the requirements of the proxy agreement and require the GSC to provide the DCSA with an annual written certification that it is effectively monitoring any affiliated operations and that such affiliated operations do not allow the proxy agreement affiliated group to exercise prohibited control or influence with respect to the management or business of DRS.
Affiliated operations include (i) sharing of employees between DRS and the proxy agreement affiliated group, (ii) receipt by both DRS and the proxy agreement affiliated group of third party professional services such as accounting, legal, tax, information technology or business consulting from the same service provider and (iii) the provision of products or services between DRS and the proxy agreement affiliated group, where the provision of such products or services could result in the potential for operational leverage by the proxy agreement affiliated group over DRS. See “—Affiliated Operations Plan (AOP) Services Agreements” below. Sharing of third-party services between DRS and the proxy agreement affiliated group may be approved by the majority of the GSC but such approval is subject to DCSA review and the DCSA may require the GSC to rescind any such approval. Sharing of services and products between DRS and the proxy agreement affiliated group pursuant to contracts and subcontracts, joint research, development, marketing or other type of teaming arrangement entered in connection with a commercial pursuit or joint business venture may be approved by the majority of the proxy holders and must be disclosed to the DCSA.
If DRS expects to use technology products or services of the proxy agreement affiliated group in connection with classified contracts, DRS must notify each applicable government contracting activity and provide the GSC with an annual report regarding such the notifications.
Meetings, Visits and Communications
The proxy agreement regulates meetings, visits and other communications between us and the proxy agreement affiliated group. Representatives of Leonardo S.p.A. and US Holding are required to be invited to meetings of the proxy holders but the agenda and minutes for such meetings must be provided to the DCSA for its review. Classified and controlled unclassified information may only be disclosed to Leonardo S.p.A. and its subsidiaries (including US Holding) as specifically authorized by applicable law or regulation.
All proposed visits (which may include teleconferences and videoconferences), other than routine business visits, between us and the proxy agreement affiliated group must be approved in advance by a proxy holder. Routine business visits are those that (i) are made by persons other than key management personnel, (ii) do not involve the transfer or receipt of classified information, (iii) either do not involve export-controlled information, or involve the approved transfer of export-controlled information under a proper license or authorization, (iv) do not relate to activities bearing upon our performance of classified contracts, and (v) pertain only to the commercial aspects of our business. Routine business visits may include visits for the purpose of discussion of financial performance and securities law compliance, arm’s-length business, U.S. government export control compliance and approved affiliated operations. As long as our DCSA security rating is “satisfactory” or above, routine business visits may be approved by the CFSO, rather than a proxy holder, and all such visits may be approved in advance for a period of up to 180 days. Strictly social visits between our personnel and the proxy agreement affiliate group are not prohibited but written reports of such visits must be submitted to the CFSO for review by the proxy holders. The GSC must maintain documentation related to all meetings, visitations and communications, together with appropriate approvals or disapprovals and reports, for review by the DCSA.
Compliance and Termination
The proxy holders are required to meet as necessary to satisfy their responsibilities under the proxy agreement and our board must meet at least four times per year in addition to any separate meetings of the proxy holders. Additionally, representatives of the DCSA, the proxy holders, other members of the GSC and certain other officers of DRS, Leonardo S.p.A. and US Holding are required to meet annually to review the purpose and effectiveness of the proxy agreement. The president of DRS and the chairman of the GSC are required to submit an annual report to the DCSA on the implementation of and compliance with the proxy agreement, accompanied by a certificate from our corporate secretary certifying that each of the representations and warranties in the proxy agreement remain true and correct on the date of such report or providing updates as applicable. Under the proxy agreement, the DoD may impose any additional security safeguards that it believes necessary to adequately safeguard classified and controlled unclassified information.
In the event of a material breach of the proxy agreement, the DoD may (i) novate our classified contracts to a company not under FOCI at our expense, (ii) terminate our classified contracts and deny us new classified contracts, (iii) revoke our facility security clearance and/or (iv) suspend or debar us from participation in all U.S. government contracts.
The proxy agreement will expire by its terms five years from its effective date. Prior to that date, DCSA may terminate the proxy agreement if it deems the proxy agreement no longer necessary in order to maintain our facility security clearance or if our facility security clearance is no longer necessary, if there has been a breach of the proxy agreement that requires its termination or if the DCSA determines that terminating is necessary for national security or, in the DCSA’s sole discretion, upon petition by us or US Holding. Additionally, the proxy agreement will be automatically terminated upon the sale of our business or all of US Holding’s interest in us to a person or entity not controlled by Leonardo S.p.A. or if US Holding holds less than 50% of our outstanding shares of common stock and the DCSA determines that FOCI mitigation is no longer necessary.
Tax Allocation Agreement
We and US Holding have entered into a tax allocation agreement (the “tax allocation agreement”), dated as of November 16, 2020, with members of an affiliated group (the “affiliated group”), as defined in Section 1504(a) of the Tax Code, members of one or more consolidated, combined, unitary or similar state tax groups (the “state members”) and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provides for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2020 and each subsequent year in which the parties are members of a group (whether federal or state). The tax allocation agreement also provides for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the tax allocation agreement, the parties have agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended March 31, 2009) as if the tax allocation agreement was then in effect.
The tax allocation agreement also allocates governance and decision-making rights, obligations and responsibilities in respect of the tax matters governed by the agreement including preparation and filing of covered returns, audits of covered returns and ensuring that payments and reimbursements in respect of covered returns are timely made. The tax allocation agreement provides for administration of the agreement and any related tax matters by us, in our reasonable discretion, with respect to any group to which we belong in any taxable year in which we are an affiliated group member or state member. For any taxable year in which we are not an affiliated group member or a state member, as applicable, US Holding will appoint an administrator. The tax allocation agreement will require the parties, including those who do not file consolidated, combined, unitary or similar tax returns with the other parties but whose operations may impact such returns filed by the other parties, to reasonably cooperate with US Holding and the administrator in carrying out the provisions of the agreement, including providing the administrator access to their books and records and other relevant information. The tax allocation agreement also requires the parties to cooperate in good faith, taking into account each relevant member’s tax consequences, in respect of certain specified matters as well as any other tax-related decision or matter the administrator determines, in its reasonable discretion, with the consent of US Holding where appropriate.
The tax allocation agreement is effective as of the first day of the consolidated return year beginning October 14, 2008 and will terminate upon the written agreement of the parties. The tax allocation agreement has been filed as an exhibit to this Annual Report and the discussion of the tax allocation agreement in this Annual Report is subject to and qualified in its entirety by reference to the tax allocation agreement.
To the extent that DRS is no longer included as a consolidated member of the U.S. federal and state returns of US Holding, we will be required to file standalone tax returns as of the date of the deconsolidation. Pursuant to the tax allocation agreement, we will generally retain our historic tax assets and will be able to offset future taxable income against these attributes. Accordingly, we do not anticipate any significant tax consequences as a result of exiting the US Holding consolidated tax group.

Trademark License Agreement
We have entered into a trademark license agreement (the “trademark license agreement”) with Leonardo S.p.A. on April 28, 2021 pursuant to which Leonardo S.p.A. grants us, subject to certain limitations, a non-exclusive license to use certain trademarks (the “licensed marks”), including the name “Leonardo.” The Trademark License Agreement will remain in effect until it is terminated by Leonardo S.p.A.’s and our mutual agreement, or upon the occurrence of certain conditions, including Leonardo S.p.A.’s right to terminate should it no longer consolidate our financial results under IFRS in its consolidated financial statements.
After the term of the trademark license agreement, unless the trademark license agreement is terminated for uncured breach, we will be able to continue to use the licensed marks for a transition period (the “transition period”) of six months (which period is subject to an extension, capped at a total of six months (we can request an extension of such period), for any licensed mark the removal of which we cannot obtain government approvals for), but we will be required to use reasonable best efforts to transition to other trademarks.
A copy of the trademark license agreement has been filed as an exhibit to this Annual Report and the discussion of the trademark license agreement in this Annual Report is subject to and qualified in its entirety by reference to the form of trademark license agreement.
Affiliated Operations Plan (AOP) Services Agreements
Although we operate largely independently from Leonardo S.p.A., and the proxy agreement contains limitations on services that we may provide to and receive from Leonardo S.p.A. and its affiliates, we, Leonardo S.p.A. and Leonardo S.p.A.’s subsidiaries each provide certain services to the one another, share certain services and rely on certain third-party service providers to provide services pursuant to shared services contracts, subject to the terms of the proxy agreement and in accordance with our AOP, approved by the DCSA. Leonardo S.p.A. and its subsidiaries rely on certain contracts to which we are party for the provision of services that are important to Leonardo S.p.A.’s business. Likewise, we rely on certain contracts for the provision of certain services to which Leonardo S.p.A. or its subsidiaries are a party. For so long as we are required to comply with the AOP approval requirement for certain services within our proxy agreement affiliated group (see Part III. Item 13. “Certain Relationships and Related Transactions and Director Independence—Relationship with Leonardo S.p.A.—Proxy Agreement—Facilities, Personnel and Services” above), the proxy agreement will govern our continued provision or procurement of certain services among us, Leonardo S.p.A. and its subsidiaries and third-party service providers. The proxy agreement, including the AOP approval requirement, is expected to remain in place until such time as FOCI mitigation is no longer legally required.
Our AOP currently governs the following types of arrangements:
•services Leonardo S.p.A. or its subsidiaries (excluding us) receive pursuant to a contract with a third-party service provider, which Leonardo S.p.A. or its subsidiaries then provide to us on a pass-through basis;
•services we receive pursuant to a contract with a third-party service provider, which we then provide to Leonardo S.p.A. or its subsidiaries (excluding us) on a pass-through basis;
•certain services we receive directly from Leonardo S.p.A. or its subsidiaries (excluding us); and
•certain services we provide directly to Leonardo S.p.A. or its subsidiaries (excluding us).
Specifically, we are currently authorized to provide support services to Leonardo S.p.A. in the following functional areas:
•Compliance and Training

•Finance, Tax and Accounting
•Legal
•Marketing and Communications
•Procurement and Supply Chain
•Security
•Trade
The fees for each of the services to be provided under the AOP are mutually agreed upon as part of the negotiation of the services agreement and may vary on the basis of usage and other factors. Although we seek to implement commercially reasonable terms (including fees for the services provided) that could have been negotiated with an independent third party, the terms of such agreement may later prove to be more or less favorable than arrangements we could make to provide these services internally or to obtain them from unaffiliated service providers in the future.
Transactions with Leonardo S.p.A. Affiliates
As an indirect wholly owned subsidiary of Leonardo S.p.A., historically, we have entered into various transactions with Leonardo S.p.A. and its subsidiaries in the normal course of business. The transactions described below are between us and affiliates of Leonardo S.p.A. that are not also subsidiaries of DRS.
Sales
We have related-party sales with Leonardo S.p.A. and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $26 million, $16 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively. The receivables related to these transactions with Leonardo S.p.A. and its other affiliates of $5 million and $2 million, respectively, and payables of $8 million and $10 million, respectively, are included in accounts receivable and accounts payable in our consolidated balance sheet as of December 31, 2021 and 2020.
Financing Arrangements
Term Loans
In January 2009, the Company entered into a credit agreement with Finmeccanica S.p.A. (now known as Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2022.
The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at December 31, 2021 and 2020 was $139 million and $139 million, respectively. The reduction in the outstanding balance was due to the contribution by US Holding of $300 million to us by converting an equal amount of borrowings outstanding under the 7.5% Term Loan into additional paid in capital in December 2020.
In June 2017, we entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million and $98 million at December 31, 2021 and 2020, respectively, which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
During April 2018, we were advanced an additional $50 million by US Holding under a term loan. This term loan bears interest at 4.0% and had an initial maturity date of December 31, 2018, which was extended until December 31, 2021. This term loan was repaid in full, with no prepayment penalty, on December 19, 2020.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for our working capital needs (the “Revolving Credit Facility”). As of December 31, 2021 and2020, the Revolving Credit Facility had a credit limit of $450 million and $350 million, respectively, and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. There was no balance on the Revolving Credit Facility as of December 31, 2021 and 2020.
We also maintain uncommitted working capital credit facilities with certain financial institutions in the aggregate of $60 million and $65 million at December 31, 2021 and 2020, respectively (the “Financial Institution Credit Facilities”), which are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At December 31, 2021 and December 31, 2020, there was no balance outstanding on the revolving facility. We had letters of credit outstanding of approximately $31 million and $30 million as of December 31, 2021 and 2020, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Surplus Treasury Agreement
We entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows us to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance.

Employment Agreement
We have entered into a new employment agreement with our Chief Executive Officer, William J. Lynn III, effective as of June 7, 2021. For more information regarding the employment agreement with Mr. Lynn, see Part III. Item 11. “Executive Compensation—New Employment Agreement for Chief Executive Officer, William J. Lynn III.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor ID: 185.

The following table shows aggregate fees for professional services rendered by KPMG for the audit of our annual consolidated financial statements for the years 2021 and 2020 and fees billed for other services rendered by KPMG during those years.

	2021	2020

Audit Fees[1]	$3,870,549	$5,554,293
Audit-related services[2]	$65,000	$2,351,440
Tax Services	$—	$—
All Other Services[3]	$811,097	$—
Total Fees	$4,746,646	$7,905,733

1Audit fees for the consolidated financial statements, interim reviews and issuance of consents related to the filings of the Form S-1 and amendments.
2 Audit-related services are comprised of fees associated with audits of financial information used in the preparation of the consolidated financial statements of our ultimate parent, Leonardo S.p.A. as well as fees for services in 2020 related to audits of our consolidated financial statements for historical periods included in our Form S-1 and amendments.
3 All Other Services are comprised primarily of fees related to due diligence and deal advisory services

ITEM 15.Exhibits and Financial Statement Schedules
1.Consolidated Financial Statements

Consolidated Statement of Earnings
Consolidated Statement of Comprehensive Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Shareholders Equity
Notes to Consolidated Financial Statements (1 to 18)

2. Index to Exhibits - Leonardo DRS

Exhibits listed below, which have been filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the effect as if filed herewith.
Exhibits.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (f/k/a DRS Technologies, Inc.) (as amended) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (f/k/a DRS Technologies, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)

3.3
Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 9, 2021)

3.3(a)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021)

3.4	Amended and Restated Bylaws of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.4 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 9, 2021)
10.2
Form of Amended and Restated Proxy Agreement by and among Leonardo DRS, Inc., the individual Proxy Holders signatories thereto, Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 9, 2021)

10.3
Commitment Letter re Leonardo DRS, Inc. Commitment to Mitigate Foreign Ownership, Control or Influence, dated as of February 26, 2021, by and among Leonardo DRS, Inc., Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 9, 2021)

10.5
Tax Allocation Agreement, dated as of November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed on March 9, 2021)

10.6
Trademark License Agreement, dated as of January 1, 2021, by and between Leonardo DRS, Inc. and Leonardo – Società per azioni (incorporated by reference to Exhibit 10.6 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 11, 2021)

10.7†	Employment Agreement between Leonardo DRS, Inc. and William J. Lynn III (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 11, 2021)
10.8†	Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 11, 2021)
10.9†	Leonardo DRS Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 11, 2021)
10.10†	Leonardo DRS, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 11, 2021)
10.11†	Leonardo DRS, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.12†	Form of Founders Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.13†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.14†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.15†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________
†Identifies each management contract or compensatory plan or arrangement.

(a)Financial Statement Schedules: Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2022.

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2022 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ William J. Lynn III	Director, Chief Executive Officer (Principal Executive Officer)
William J. Lynn III

/s/ Michael D. Dippold	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael D. Dippold

/s/ Pamela J. Morrow	Senior Vice President and Controller (Principal Accounting Officer)
Pamela J. Morrow

/s/ David W. Carey	Director
David W. Carey

/s/ General George W. Casey, Jr. (Ret.)	Director
General George W. Casey, Jr. (Ret.)

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Peter A. Marino	Director
Peter A. Marino

/s/ Philip A. Odeen	Director
Philip A. Odeen

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Gail Baker	Director
Gail Baker

/s/ Mary E. Gallagher	Director
Mary E. Gallagher

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No such annual report or proxy material has been sent to security holders.