Form 10-Q
period 2022-03-31
Leonardo DRS, Inc.
filed 2022-05-16
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 16, 2022, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Any failure to meet our contractual obligations including due to impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components;
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Revenues:
Products	$541	$570
Services	71	111
Total revenues	612	681
Cost of revenues:
Products	(422)	(460)
Services	(56)	(85)
Total cost of revenues	(478)	(545)
Gross profit	134	136
General and administrative expenses	(76)	(79)
Amortization of intangibles	(2)	(2)
Other operating expenses, net	—	(4)
Operating earnings	56	51
Interest expense	(8)	(9)
Other, net	—	(1)
Earnings before taxes	48	41
Income tax provision	12	12
Net earnings	$36	$29

Net earnings per share from common stock:
Basic and diluted earnings per share:	$0.25	$0.20

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net earnings	$36	$29
Other comprehensive income (loss):
Foreign currency translation gain, net of income taxes	1	—
Gain from pension settlements	3	—
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	2	(1)
Other comprehensive income (loss), net of income tax	6	(1)
Total comprehensive income	$42	$28

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$113	$240
Accounts receivable, net	130	156
Contract assets	823	743
Inventories	231	205
Related party note receivable	—	—
Prepaid expenses	18	23
Other current assets	25	22
Held for sale	$177	$—
Total current assets	1,517	1,389
Noncurrent assets:
Property, plant and equipment, net	367	364
Intangible assets, net	50	52
Goodwill	954	1,071
Deferred tax assets	48	56
Other noncurrent assets	97	137
Total noncurrent assets	1,516	1,680
Total assets	$3,033	$3,069
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$186	$41
Accounts payable	248	479
Contract liabilities	172	174
Other current liabilities	275	295
Held for sale	$42	$—
Total current liabilities	923	989
Noncurrent liabilities:
Long-term debt	354	352
Pension and other postretirement benefit plan liabilities	56	61
Other noncurrent liabilities	65	74
Total noncurrent liabilities	475	487
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(2,947)	(2,983)
Accumulated other comprehensive loss	(52)	(58)
Total shareholder's equity	1,635	1,593
Total liabilities and shareholder's equity	$3,033	$3,069

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$36	$29
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15	14
Deferred income taxes	11	12
Other	—	4
Changes in assets and liabilities:
Accounts receivable	13	15
Contract assets	(80)	(126)
Inventories	(30)	(15)
Prepaid expenses	(1)	7
Other current assets	(3)	(2)
Other noncurrent assets	21	5
Defined benefit obligations	1	(8)
Other current liabilities	(14)	(16)
Other noncurrent liabilities	(21)	(5)
Accounts payable	(215)	(135)
Contract liabilities	12	(28)
Net cash used in operating activities	$(255)	$(249)
Investing activities
Capital expenditures	(13)	(13)
Repayments received (net of advances) on related party note receivable	—	115
Net cash (used by) provided by investing activities	$(13)	$102
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(9)	(8)
Repayment of related party debt	(135)	(250)
Borrowings from related parties	285	375
Other	—	(1)
Net cash provided by financing activities	$141	$116
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(127)	$(31)
Cash and cash equivalents at beginning of year	240	61
Cash and cash equivalents at end of period	$113	$30
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income (loss)	—	—	(1)	29	28
Balance as of March 31, 2021	$1	$4,633	$(71)	$(3,108)	$1,455

Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	6	36	42
Balance as of March 31, 2022	$1	$4,633	$(52)	$(2,947)	$1,635

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A. (hereinafter, “Leonardo S.p.A.,” “the Parent”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its direct sole ownership of Leonardo US Holding, Inc. (“US Holding”). US Holding is the direct and sole shareholder of the Company.
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as advanced sensing, electronic warfare (“EW”) and cyber, network computing, communications, force protection and electrical power conversion and propulsion.
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 85% and 86% of our total revenues as an end-user for the periods ended March 31, 2022 and March 31, 2021, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 15% and 14% of our total revenues for the periods ended March 31, 2022 and March 31, 2021, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing (“ASC”)
The ASC segment provides sensing and computing systems and subsystem solutions to the U.S. military and allied nations focused on solving the most complex threat dynamics facing our service men and women today. We provide world class sensing products in all warfighting domains along with the computation systems to provide situational understanding.
Our technologies and products are deployed on nearly all military platforms across land, sea, air, cyberspace, and space on individual soldiers, ground vehicles, ships, aircraft, and satellites. We have market leading capabilities in electro-optic and infrared imaging, advanced lasers, electronic warfare and cyber, communications, and computing in these domains.
Integrated Mission Systems (“IMS”)
The IMS segment provides critical force protection, platform integration, transportation and logistics and power conversion and propulsion systems to the U.S. military and its allies. Our force protection systems provide much needed protection for our service members and military assets from evolving and proliferating threats and include advanced solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems on ground vehicles. Additionally, we provide power conversion and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, building on our legacy of providing power components and systems for nearly all naval combat vessels for three decades, positioning us to continue as a leading provider of electrical ship propulsion systems and components for the U.S. Navy and its allies.

Other

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company separately presents the unallocable costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
See Note 15: Segment Information for further information regarding our business segments.
B.Basis of presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of DRS, its wholly owned subsidiaries and its controlling interests and contain all adjustments, which are of a normal and recurring nature, considered necessary by management to present fairly the financial position, results of operations and cash flows for the periods presented. Interests in ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated. For joint ventures in which the Company does not have a controlling interest, but exerts significant influence, the Company applies the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Interim Financial Statements. The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures included in financial statements prepared in accordance with U.S. GAAP to be condensed or omitted.
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022.
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
D.Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and the related amendments of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, which supersedes most previous U.S. GAAP revenue recognition guidance. As of the date of adoption, we elected the practical expedient for contract modifications, which allows us to assume that the terms of the contract that existed at the beginning of the earliest period presented have been in place since the inception of the contract on the basis that it is not practical to separately evaluate the effects of all prior contract modifications. Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, percentage of completion (“POC”) cost-to-cost method of accounting. On certain other contracts, primarily time and material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customer based on control transferred to the customer. See Note 2. Revenue from Contracts with Customers for additional information regarding revenue recognition.
E.Cost of Revenues
Cost of revenues includes materials, labor and overhead costs incurred in the manufacturing, design, and provision of products and services sold in the period as well as warranty costs. Material costs include raw materials,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
purchased components and sub-assemblies, outside processing and inbound freight costs. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation and amortization, occupancy costs, and purchasing, receiving and inspection costs.
F.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all customer funded R&D costs are charged to cost of revenues as incurred.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the periods ended March 31, 2022 and March 31, 2021 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of other comprehensive earnings.
H.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits with banks or other short-term, highly liquid investments with original maturities of three months or less.
I.Accounts Receivable
Accounts receivable consist of amounts billed and currently due from customers. We maintain an allowance recorded in the Allowance for Credit Losses account that is estimated and recorded utilizing relevant information about past events, including historical experience, current conditions and a reasonable and supportable forecast that affects the collectability of the related financial asset.
. See Note 3: Accounts Receivable for additional information regarding accounts receivable.
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
L.Goodwill
On January 1, 2018, we early adopted ASU 2017-04, Intangibles ‐ Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value and the carrying value of the reporting unit. Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both March 31, 2022 and December 31, 2021. The annual impairment test is conducted as of December 31. The Company did not identify any triggering event during the quarters ended March 31, 2022 or March 31, 2021. See Note 7: Goodwill for additional information regarding goodwill.
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
We calculate the provision for incomes taxes during interim periods by applying an estimate of our annual effective tax rate for the full year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items.
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
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheet at carrying value, which other than the 7.5% Term loan due November 30, 2023, approximate fair value. See Note 10: Debt for further information regarding our debt.
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
Divestitures / Held for Sale
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (GES) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million in cash. GES, which is part of the ASC segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement. The transaction is subject to customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act (HSR) and by The Committee on Foreign Investment in the United States (CFIUS) and The Federal Communications Commission (FCC). As of March 31, 2022, the assets and liabilities related to GES are reported on the Consolidated Balance Sheet as Held for Sale.
In February 2022, the Leonardo DRS Board of Directors approved the strategic initiative to divest of the Company’s interest in AAC. On April 19, 2022 we entered into a definitive sales agreement to divest our share of our current equity investment in Advanced Acoustic Concepts (AAC) to Thales Defense & Security, Inc (TDSI), the minority partner in the Joint Venture. The sale is pending regulatory approval and is being reported as Held for Sale.

Note 2. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
provide for services beyond standard assurances and therefore do not consider standard warranties to be separate performance obligations. Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
For fixed-price contracts, customers agree to pay a fixed amount, negotiated in advanced for a specified scope of work.
For cost-plus contracts, typically we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness and cost-effectiveness. In addition, costs are generally subject to review by customers and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue	$(1)	$(1)
Total % of Revenue	—%	—%
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

(Dollars in millions)	March 31, 2022	December 31, 2021
Contract assets	$823	$743
Contract liabilities	172	174
Net contract assets	$651	$569
Revenue recognized in the periods ending March 31, 2022 and March 31, 2021, that was included in the contract liability balance at the beginning of each period was $74 million and $69 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our total backlog as of March 31, 2022, incorporating both funded and unfunded components:

Backlog:	March 31, 2022
(Dollars in millions)
Total Backlog	$2,995
We expect to recognize approximately 53% of our March 31, 2022 backlog as revenue over the next nine months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the POC cost-to-cost method. We disaggregate ASC revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue by Geographical Region
United States	$372	$445
International	22	35
Intersegment Sales	2	3
Total	$396	$483
Revenue by Customer Relationship
Prime contractor	$232	$277
Subcontractor	162	203
Intersegment Sales	2	3
Total	$396	$483
Revenue by Contract Type
Firm Fixed Price	$342	$426
Flexibly Priced(1)	52	54
Intersegment Sales	2	3
Total	$396	$483
________________
(1)Includes revenue derived from time-and-materials contracts.
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the POC cost-to-cost method. We disaggregate IMS revenue by geographical

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue by Geographical Region
United States	$212	$189
International	6	12
Intersegment Sales	—	—
Total	$218	$201
Revenue by Customer Relationship
Prime contractor	$33	$44
Subcontractor	185	157
Intersegment Sales	—	—
Total	$218	$201
Revenue by Contract Type
Firm Fixed Price	$193	$170
Flexibly Priced(1)	25	31
Intersegment Sales	—	—
Total	$218	$201
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
Accounts receivable	$131	$157
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$130	$156
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $9 million and $15 million at March 31, 2022 and December 31, 2021, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
Raw materials	$48	$43
Work in progress	182	161
Finished goods	1	1
Total	$231	$205
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
Land, buildings and improvements	$317	$312
Plant and machinery	192	191
Equipment and other	301	298
Total property, plant and equipment, at cost	810	801
Less accumulated depreciation	(443)	(437)
Total property, plant and equipment, net	$367	$364
Depreciation expense related to property, plant and equipment was $13 million and $12 million for the periods ended March 31, 2022 and March 31, 2021, respectively.
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2022	December 31, 2021
Salaries, wages and accrued bonuses	$54	$70
Fringe benefits	69	74
Litigation	10	10
Restructuring costs	3	4
Provision for contract losses	58	48
Operating lease liabilities	26	24
Other(1)	55	65
Total other current liabilities	$275	$295
Operating lease liabilities	$63	$73
Other	2	1
Total other noncurrent liabilities	$65	$74
________________
(1)Consists primarily of taxes payable, environmental remediation reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance as of December 31, 2021	$652	$419	$1,071
Reclassification to assets held for sale	(117)		(117)
Balance as of March 31, 2022	535	419	954

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
The following disclosure presents certain information regarding the Company's intangible assets as of March 31, 2022 and December 31, 2021. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	March 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(910)	$47	$957	$(908)	$49
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$966	$(916)	$50	$966	$(914)	$52
Amortization expense related to intangible assets was $2 million for the periods ended March 31, 2022 and March 31, 2021.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021
Valuation allowance	10	10
Deferred tax assets	99	110
Deferred tax liabilities	51	54
Net deferred tax asset	$48	$56

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $10 million and $11 million as March 31, 2022 and December 31, 2021 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
7.5% Term loan due November 30, 2023(1)	139	139
5.0% Daylight term loan due October 15, 2024(1)	78	78
Borrowings under revolving credit facility(1)	150	—
Finance lease and other	164	161
Short-term borrowings	9	15
Total debt principal	540	393
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	540	393
Less short-term borrowings and current portion of long-term debt	(186)	(41)
Total long-term debt	$354	$352
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2023. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at March 31, 2022 and December 31, 2021 was $139 million. The fair value of this term loan at March 31, 2022 and December 31, 2021 was $176 million and $182 million, respectively; however the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million at March 31, 2022 and December 31, 2021 which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of March 31, 2022 and December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of March 31, 2022 was $150 million and there was no balance on the Revolving Credit Facility as of December 31, 2021.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $65 million at March 31, 2022 and December 31, 2021, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At March 31, 2022 and December 31, 2021, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $29 million and $35 million as of March 31, 2022 and December 31, 2021, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of March 31, 2022 and December 31, 2021, the Company recognized $9 million and $15 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended March 31,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$2	$1	$—	$—	$—	$—
Less Expected return on plan assets	$(2)	$(2)	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$—	$1	$—	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$1	$—	$—	$—	$—	$—
Net periodic benefit cost	$1	$—	$—	$—	$—	$—

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
Pension related expenses are reflected in the Total costs of revenues and General and administrative expenses on the Consolidated Statement of Earnings (unaudited).
A one percentage increase or decrease in healthcare trend rates in the table above would have an insignificant impact to our service and interest cost and the postretirement medical obligations.
Note 12. Share-based compensation plans
The Company does not have any share-based compensation plans. See Note 6: Other Liabilities, for information regarding cash compensation.
Note 13. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease agreements, purchase obligations, and credit agreements.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended March 31, 2022:

(Dollars in millions)
Balance at December 31, 2021	$19
Additional provision	3
Reversal and utilization	(2)
Balance at March 31, 2022	20
Note 14. Related Party Transactions
Under our current proxy agreement, DRS remains largely independent from the Parent. Additionally, the Company provides services related to the U.S. interface for the Parent and its other affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $1 million and $2 million for the periods ended March 31, 2022 and March 31, 2021, respectively. The receivables related to these transactions with the Parent and its other affiliates of $3 million and $2 million, respectively, and payables of $2 million and $1 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of March 31, 2022 and December 31, 2021 the Company did not advance any amount to US Holdings.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. Refer to Note 1: Summary of Significant Accounting Policies for more information.
The Company’s capital structure consists of related party lending instruments as described in Note 10: Debt

Note 15. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. Our Chief Executive Officer is our CODM and he uses a variety of measures to assess the performance of the Company as a whole, depending on the nature of the activity. Beginning in the first quarter of 2022, the Company’s operating and reportable segments were revised into two reportable segments, ASC and IMS, to align our market strategy and capital allocation decision making with our operating structure. Prior year information was revised to reflect the new segment structure. All other operations, which consists primarily of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Certain information related to our segments for the periods ended March 31, 2022 and March 31, 2021 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of March 31, 2022 and March 31, 2021 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the periods ended March 31, 2022 and, March 31, 2021 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
ASC	$396	$483
IMS	218	201
Corporate & Eliminations	(2)	(3)
Total revenue	$612	$681

(Dollars in millions)	2022	2021
ASC	$2	$3
IMS	—	—
Total intersegment revenue	$2	$3
Depreciation by segment as of March 31, 2022 and March 31, 2021 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
ASC	$9	$8
IMS	4	4
Total depreciation	$13	$12
Total assets by segment as of March 31, 2022 and December 31, 2021 consist of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
ASC	$1,456	$1,545
IMS	1,143	1,145
Corporate & Eliminations	257	379
Held for Sale	$177	$—
Total assets	$3,033	$3,069

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

(Dollars in millions)	March 31, 2022	March 31, 2021
Adjusted EBITDA
ASC	$32	$54
IMS	41	18
Corporate & Eliminations	—	(1)
Total Adjusted EBITDA	73	71
Amortization of intangibles	(2)	(2)
Depreciation	(13)	(12)
Restructuring costs	—	—
Interest expense	(8)	(9)
Deal related transaction costs	(2)	(4)
Acquisition and divestiture related expenses	—	—
Foreign exchange	—	—
COVID-19 response costs	—	(3)
Non-service pension expense	—	—
Other one-time non-operational events	—	—
Income tax (provision) benefit	(12)	(12)
Net earnings	$36	$29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our annual report on Form 10-K, filed with the SEC on March 28, 2022. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy includes being a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the Department of Defense (“DoD”). The DoD is our largest customer and for the three months ended March 31, 2022, accounted for approximately 85% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 33% and 36%, respectively, of our total revenues, which is consistent with historic trends.
Our operations and reporting are structured into the following two technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensing and Computing (“ASC”): Our Advanced Sensing and Computing segment is organized to provide equipment that enables the capture and communication of value battlefield information necessary to ensure our armed forces are equipped with real-time intelligence required to deliver enhanced decision making and execution in theater. From leading long-range sensing capabilities, expanding our reach, to rugged, trusted, and cyber resilient computing, our ASC products provide our customers with the ability to be successful in their mission.

Our ASC segment provides ground vehicle systems including third generation infrared, long-range threat detection, situational awareness, targeting and vehicle protection. Additionally, we offer a full complement of soldier systems, including next generation sensors, targeting systems and optics to improve infantry combat effectiveness. Our sensing technologies also support aircraft survivability through advanced two-color infrared sensors and our quantum cascade lasers which detect and protect aircraft from missile attacks.
In addition to our optical sensing systems, we utilize state of the art technology in EW and cyber systems to provide our customers integrated capabilities for multi-domain operations to supplement kinetic warfare. Our mounted and dismounted EW systems and intelligence solutions across a broad range of platforms bring world-class capability to our customers.

Our sensing capabilities are complemented by our network computing and communications products. We are the leading global supplier of battle management systems and mounted computing hardware for ground forces worldwide. For the U.S. and allied naval customers, we provide naval computing systems and networks, shipboard communications, radar, surface ship and submarine combat and command and control systems.
Integrated Mission Systems (“IMS”): Our Integrated Mission Systems segment consists of both land and naval system integration capabilities. The IMS segment provides critical force protection, vehicle integration, transportation and logistics and electrical control, distribution and conversion, and ship propulsion systems to the U.S. military and allied forces.
Our force protection systems provide protection for our service members and military assets from evolving threats and include advanced solutions for counter-unmanned aerial systems, short-range air defense systems and active protection systems on ground vehicles. We have military transportation and logistics offerings and ground vehicle integration capabilities to support U.S. forces in a wide range of operational environments.
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
The United States has taken several steps to respond to the pandemic. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) contained a clause that required covered federal contractors and subcontractors to implement federally required vaccine mandates. This clause was implemented into several of our applicable federal contracts. In light of certain of certain court orders, however, the office of Management and Budget has stated that the U.S Government will not take action to enforce this clause until further notice. If ultimately upheld, this federal contract requirement may impact several of our contracts. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement the potential contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers
During the quarter we determined that any remaining additional costs to operate our business in response to the COVID-19 environment should be reported as part of our normal business operations and not separately identified as an adjustment to EBITDA.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 85% of our consolidated revenue for the three months ended March 31, 2022 and 86% for the three months ended March 31, 2021. Of these sales directly to the U.S. government the Army and Navy are our largest customers. For the three months ended March 31, 2022 and 2021, U.S. government sales with the U.S. Army represented 33% and 44% of our total sales respectively while sales to the U.S. Navy represented 36% and 29% of our total revenues over the same periods.
The first quarter of calendar year 2022 began with the Department of Defense (DoD) operating under another continuing resolution with funding levels set at the prior year 2021 omnibus appropriation level. In early March, Congress passed, and the President signed into law, the full-year Fiscal Year (FY) 22 omnibus appropriations bill.
The $1.5 trillion, FY2022 omnibus appropriations bill allocates $782 billion for overall national security spending ($728 billion to DoD) as well as $14 billion in Ukrainian aid. It exceeded the President’s $715 billion budget request for the Defense Department. The bill provides $1.5 trillion across the 12 regular spending bills, including $730 billion in non-defense discretionary spending, a 6.7% increase from FY2021, and $782 billion in defense spending, a 5.6% increase from FY2021. Federal agencies had been operating under short-term continuing resolutions that extended FY2021 funding for more than five months. The Pentagon received $728.5 billion for FY2022 in the defense portion of the measure, an increase of $32.5 billion from FY2021. The bill provides $144.5 billion in procurement ($12.4 billion more than the President’s FY2022 budget request) and $119.2 billion in research, development, test and evaluation ($7.2 billion more than the President’s FY2022 budget request). Additionally, the bill eliminates Overseas Contingency Operations funding (OCO) in step with the President’s budget request. OCO funding was used to cover combat operations and other activities, and to provide amounts outside of the spending caps that expired after FY2021.
In February 2022, Russian forces invaded Ukraine. In response, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions (collectively, global sanctions) targeting Russia and Belarus. The conflict and these sanctions have caused disruptions to global economies and some global businesses, including heightened cybersecurity risks, supply chain challenges, increased energy costs, foreign currency exchange rate fluctuations, as well as an exacerbation of existing inflationary pressures.
In addition, the Russia-Ukraine conflict has created some potential supply chain challenges, which we will continue to monitor and manage. The conflict may impact the FY 2023 U.S. government defense budget due to the heightened national security threat. Internationally, many countries in the region have expressed a renewed commitment to defense-related spending. As a result, we may see additional demand for our products and services.
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
Financial and Operating Data

(Dollars in millions, except per share amounts)	March 31, 2022	March 31, 2021
Total revenues	$612	$681
Bookings	$747	$715
Backlog	$2,995	$3,326
Adjusted EBITDA(1)	$73	$71
Adjusted EBITDA Margin(1)	11.9%	10.4%
Adjusted EPS(1)(2)	$0.26	$0.25
Free Cash Flow(1)	$(268)	$(262)
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
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the date presented:

Backlog:	March 31, 2022
(Dollars in millions)
Total Backlog	2,995
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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin - We define Adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction cost, acquisition and divestiture related expenses, foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of Adjusted EBITDA to net earnings (loss) is provided below:
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net earnings	$36	$29
Income tax provision (benefit)	12	$12
Amortization of intangibles	2	$2
Depreciation	13	12
Restructuring costs	—	—
Interest expense	8	9
Deal related transaction costs	2	4
Foreign exchange	—	—
COVID-19 response costs	—	3
Non-service pension expense	—	—
Other one-time non-operational events	—	—
Adjusted EBITDA	$73	$71
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
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Net earnings	$36	$29
Deal related transaction costs	2	4
COVID-19 response costs	—	3
Adjusted net earnings	$38	$36
Adjusted EPS (1)	$0.26	$0.25
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended March 31,
(Dollars in millions)	2021	2021
Net cash used in operating activities	$(255)	$(249)
Capital expenditures	(13)	(13)
Proceeds from sales of assets	—	—
Free cash flow	$(268)	$(262)

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
Impact of Change in Estimates on our Revenue Results

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue	$(1)	$(1)
Total % of Revenue	—%	—%
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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 15% of our revenue for the three months ended March 31, 2022 which is consistent with prior year trends. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three months ended March 31, 2022.
Acquisitions, Divestitures and Held for Sale
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. On March 21, 2022 we announced the signing of a definitive sale agreement for 100% of the stock of our Global Enterprise Solutions (GES) operating unit.and on April 19, 2022 we signed a definitive sale agreement for our 51% ownership stake in our Advanced Acoustics Concepts Joint Venture with Thales (AAC). The assets and liabilities of GES and our investment in AAC have both been classified as held for sale on the Consolidated Balance Sheet as of March 31, 2022.

Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 88%, of our total revenues for the period the three months ended March 31, 2022. Our remaining revenue is generated from service related contracts. Additionally, 87% of our revenue is derived from firm-fixed priced contracts for the three months ended March 31, 2022. This is consistent for both contract types when compared to product sales of 84% and firm-fixed sales of 88% for the three months ended March 31, 2021.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2022 flexible priced contracts represented 13% of our total revenues.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the three months ended March 31, 2022, as compared to three months ended March 31, 2021. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Three Months Ended		March 31, 2022 vs. March 31,2021
(Dollars in millions, except per share amounts)	March 31, 2022	March 31, 2021	$	%
Total revenues	$612	$681	$(69)	(10.1)%
Total cost of revenues	(478)	(545)	67	(12.3)%
Gross profit	$134	$136	(2)	(1.5)%
Gross margin	21.9%	20.0%	1.9%	9.6%
General and administrative expenses	(76)	(79)	3	(3.8)%
Amortization of intangibles	(2)	(2)	—	—%
Other operating expenses, net	—	(4)	4	(100.0)%
Operating earnings	$56	$51	5	9.8%
Interest expense	(8)	(9)	1	(11.1)%
Other, net	—	(1)	1	(100.0)%
Earnings before taxes	$48	$41	7	17.1%
Income tax provision	12	12	—	—%
Net earnings	$36	$29	7	24.1%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.25	$0.20	$0.05	24.1%
Diluted EPS(1)	$0.25	$0.20	$0.05	24.1%
Adjusted EPS(1,2)	$0.26	$0.25	$0.01	5.6%
Adjusted EBITDA(2)	$73	71	2	2.8%
Adjusted EBITDA Margin(2)	11.9%	10.4%	1.5%	14.4%
Backlog(2)	$2,995	2,945	50	1.7%
Bookings(2)	747	715	32	4.5%
Free cash flow(2)	$(268)	$(262)	$(6)	2.3%
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

Our operating results for the three months ended March 31, 2022 realized a reduction in revenue as compared to the prior year three month period ended March 31, 2021. This was largely attributed to supply chain delays impacting material receipts and the continued impact of the COVID-19 on short-term demand levels throughout the various services, reducing the quantity or delays of certain awards during the period. Despite the revenue trend, we improved profitability for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 predicated on improved contractual performance on our Next Generation Ballistic Submarine program within our IMS segment, resulting in an increase in Adjusted EBITDA of 2.8% and a 150bps increase in our Adjusted EBITDA margin. Additionally, bookings for the three months ended March 31, 2022 increased 4.5% from the three months ended March 31, 2021 due to follow on awards on key programs in our IMS segment including our efforts on the Columbia Class Program.
Revenue of $612 million represented a decrease of $(69) million or (10%) while operating earnings and net earnings grew $5 million (10%) and $7 million (24%) for the three months ending March 31, 2022 when compared to the three months ending March 31, 2021. Adjusted EBITDA increased by $2 million (3%) while adjusted

EBITDA margins also increased by 14% to 11.9% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. See below for a detailed explanation of results from operations.
Revenue
Our revenue generation of $612 million represents a decrease of $(69) million or (10)% as compared to the three months ended March 31, 2021. The revenue decrease was largely anticipated and is attributed primarily to award timing, supply chain delays impacting the receipt of electronic components, COVID-19 and the related hindrance to service employment levels impacting delivery and installation of some of our key programs and a prior year ramp up of revenue realized on certain Counter Unmanned Aircraft Systems programs that transitioned into full rate production. The year-over-year revenue decline is attributed to our ASC segment which realized a decrease in revenues of $(87) million or (18%) during the period. The revenue decline was driven by a decrease in sales of our ruggedized computing hardware programs which were impacted by award timing, supply chain delays, as well as the COVID-19 impacts on installation readiness, impacting short-term demand. Partially offsetting this year-over-year decline was a revenue increase of $17 million or 9% as compared to the prior year period at our IMS segment. The increase is primarily attributed to increased progress and funding levels on our submarine programs, offset in part by decreases in our Counter UAS production program revenue as noted above.
Cost of Revenues
Cost of revenue decreased by $67 million or (12)% from $545 million to $478 million primarily due to decreased revenue as described above. Additionally, improved contract performance decreased the cost of revenues as a percentage of revenue highlighted by improved program performance within our IMS segment driving increased margin contribution.
Gross Profit
Gross profit decreased by $2 million, or (1)% to $134 million for the three months ended March 31, 2022 as compared to $136 million for the three months ended March 31, 2021. This was primarily due to the decreased revenue output offset by improved program performance as noted above.
General and Administrative Expenses
General and administrative expenses decreased by $3 million or (4)% for the three months ending March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of revenue however, general and administrative expenses increased to 12.4% for the three months ended March 31, 2022 from 11.6% for the three months ended March 31, 2021. The primary driver for the decrease in general and administrative expenses is attributed to a reduction in non-recurring deal related expenditures that were incurred in the three months ended March 31, 2021. .
Other Operating Expenses, Net
Other operating expenses decreased by $4 million from $4 million for three months ended March 31, 2021 to $0 million for three months ended March 31, 2022. The expense reduction is primarily attributed to reduction of required employee safety protocols related to COVID-19 recorded in the three months ended March 31, 2021 of $3 million. For the three months ended March 31, 2022, our COVID prevention protocols, including our policy of unlimited paid sick leave for quarantine periods for potentially exposed employees to ensure a safe working environment, were no longer required. We continue to offer bonuses for employees that vaccinate, however, given the high vaccination rates and other safety precautions implemented across our facilities, we have returned to our normal sick leave policies.
Amortization of Intangibles
Amortization of intangibles of $2 million for three months ending March 31, 2022 were consistent with three months ending March 31, 2021 of $2 million.

Operating Earnings
Operating earnings increased by $5 million to $56 million or 10% for three months ended March 31, 2022 from $51 million for three months ended March 31, 2021. The increase was driven by a combination of improved program performance, reduced deal related costs and reduced COVID related expenses as noted above.
Interest Expense
Interest expense remained relatively consistent with an overall decrease of $1 million or 11% to $8 million for ending three months March 31, 2022 from $9 million for ending three months March 31, 2021.
Other, Net
Other, net decreased by $1 million for the three month ended March 31, 2022 to $0 million from $1 million for the three months ended March 31, 2021.
Earnings Before Taxes
Earnings before taxes increased by $7 million to $48 million for three months ended March 31, 2022 from $41 million for three months ended March 31, 2021. This was primarily due to an increase in operating earnings of $5 million, a reduction in interest expense of $1 million and reduction of other costs of $1 million.
Income Tax Provision
Income tax provision remained consistent at $12 million for three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily attributable to increased Earnings Before Taxes in the three months ended March 31, 2022, being offset by unfavorable discrete tax expense recorded during the three months ended March 31, 2021. The discrete items were due to certain state law tax changes and an increase in estimated nondeductible expenses.
Net Earnings
Net earnings increased by $7 million to $36 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This was driven by increased earnings before taxes of $7 million and Income Tax provision staying constant at $12 million as noted above.
Adjusted EBITDA
Adjusted EBITDA increased by $2 million or 3% to $73 million from $71 million for the three months ended March 31, 2022 as compared to three months March 31, 2021. This was primarily due to improvement in program performance driving increased profitability. This was offset in part by a reduction in revenue as noted above.
Adjusted EBITDA Margin
Adjusted EBITDA Margin increased from 10.4% for the three months ended March 31, 2021 to 11.9% for the three months ended March 31, 2022. This was primarily due to improved program performance and the transition of certain development programs into production driving margin expansion.
Adjusted EPS
For the three months ended March 31, 2022 there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of March 31, 2022, there were 145,000,000 shares of common stock outstanding resulting in EPS of $0.26. This increase of $0.01 from $0.25 for the three months ended March 31, 2021 is attributed to the net earnings growth described above.

Backlog
Backlog increased by $50 million to $2,995 million from $2,945 million for three months ended March 31, 2022, from three months ended March 31, 2021. The increase is primarily attributed to bookings growth in our IMS segment driven by the definitization of the certain Counter UAS and Short Range Air Defense programs with the US Army and additional funding on the next generation ballistic submarine program.
Bookings
Bookings results for three months ended March 31, 2022 increased 4% or $32 million to $747 million as compared to $715 million for the three month ended March 31, 2021. The increase is primarily attributed to performance within our IMS segment driven by the definitization of certain Counter UAS and Short Range Air Defense programs with the U.S. Army and additional funding received on our next generation ballistic submarine program with the U.S. Navy. This was partially offset at our ASC segment driven by a reduction of ground vehicle awards received on our ruggedized computing programs with the U.S. Army.
Free cash flow
Free cash flow usage increased by $6 million to $(268) million for three months ended March 31, 2022 from $(262) million for the three months ended March 31, 2021. This was primarily due to cash used to fund working capital for the three months ended March 31, 2022 when compared to three months ended March 31, 2021 driven by a reduction in accounts payable during the period, offset in part by customer advances received.
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

	Three Months Ended March 31,		March 31, 2022 vs. March 31, 2021 Variance
(Dollars in millions)	2022	2021
Revenue:
ASC	$396	$483	$(87)	(17.9)%
IMS	218	201	17	8.5%
Corporate & Eliminations	(2)	(3)	1	(28.6)%
Total revenue	$612	$681	$(69)	(10.1)%
Adjusted EBITDA:
ASC	$32	$54	$(22)	(40.7)%
IMS	41	18	23	127.8%
Corporate & Eliminations	—	(1)	1	(100.0)%
Total Adjusted EBITDA	$73	$71	$2	2.8%
Adjusted EBITDA Margin:
ASC	8.1%	11.2%	(3.1)%	(27.8)%
IMS	18.8%	9.0%	9.8%	109.9%
Bookings:
ASC	$388	$493	$(105)	(21.3)%
IMS	359	222	137	61.9%
Total bookings	$747	$715	$32	4.5%

ASC
Revenue:
The ASC segment reported revenue of $396 million three months ended March 31, 2022, decreasing by (18%) or $(87) million from the three months ended March 31, 2021. This decrease is primarily attributed to award timing, supply chain delays impacting revenue generation on our ruggedized computing, and various sensing programs with the U.S. Army. Additionally, the ASC segment realized delays in the receipt of awards on certain components to support computing hardware for naval systems.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA decreased by $(22) million or (41%), from $54 million for three months ended March 31, 2021 to $32 million for three months ended March 31, 2022. The decrease in Adjusted EBITDA drove a reduction in Adjusted EBITDA Margin from 11% for the three months ended March 31, 2021 to 8% for three months ended March 31, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin is primarily due to decreased revenue volume reducing absorption of general and administrative expenditures. Additionally we experienced certain inflationary impacts on certain Naval radar programs negatively impacting margins for the period.
Bookings:
The ASC segment contributed $164 million in new bookings for three months ended March 31, 2022. Bookings were down 21% or $105 million as compared to the three months ended March 31, 2021. The reduction is primarily due to reduced order quantities on our ruggedized computing programs due to a delay in installation capabilities attributed to COVID employment disruption within the U.S. Army as well as significant ‘lump’ awards received during the three months ended March 31, 2021, including pilot training systems awarded for the JSF lot 15, and multi-year funding received to upgrade legacy ground vehicles with the U.S. Army.
IMS
Revenue:
IMS segment revenue increased by $17 million or 9% to $218 million for the three months ended March 31, 2022 from $201 million for the three months ended March 31, 2021. This increase was primarily attributed to improved progress on our submarine programs as well as sustaining full rate production on our surface ship power system production programs. Our naval increases were offset in part by the production ramp up realized on our Counter UAS and Short Range Air Defense programs in the prior three month period ended March 31, 2021.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $23 million or 128% to $41 million for three months ended March 31, 2022 from $18 million for the three months ended March 31, 2021. This was primarily due to improved performance on our Next Generation Ballistic Submarine program and increased revenue contribution and related operational leverage generated as noted above.
Bookings:
Bookings increased by $137 million or 62% for the three months ended March 31, 2022 to $359 million from $222 million for the three months ended March 31, 2021. This was primarily due to increased bookings for our force protection products including the definitization of 124 mission equipment package (MEP) contract to provide short range air defense for the U.S. Army. Additionally, IMS continues to realize increased funding on the Next Generation Ballistic Submarine program as we transition from development into production.

Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2022, was $113 million compared to $240 million as of December 31, 2021.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(255)	$(249)
Net cash provided by investing activities	(13)	102
Net cash provided by financing activities	141	116
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(127)	$(31)
Free cash flow(1)	$(268)	$(262)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Operating Activities
Cash usage related to the operating activities increased by $(6) million from $(249) million for the three months ended March 31, 2021 to $(255) million for the three months ended March 31, 2022. This was primarily due to cash used to fund working capital for the three months ended March 31, 2022 when compared to three months ended March 31, 2021 driven by a reduction in accounts payable during the period, offset in part by increased net earnings generated and the receipt of certain customer advances.
Investing Activities
Net cash provided by investing activities decreased by $115 million for the three months ended March 31, 2022 the three months ended March 31, 2021. The reduced cash generation was attributed the pay-back of the Surplus Treasury Agreement with US Holding. For the year ended December 31, 2020 we advanced Leonardo U.S. Holdings $115 million which was subsequently repaid in the three months ended March 31, 2021 driving the decrease in investing cash generation as compared to the three months ended March 31, 2022.
Financing Activities
Net cash provided by financing activities increased by $25 million for the three months ended March 31, 2022 versus March 31, 2021. The increase was primarily related to an increase in cash retained on the Balance Sheet as of March 31, 2022 resulting in a reduction in pay-down of debt facilities.
Free Cash Flow
Free cash flow usage increased by $6 million to $(268) million for three months ended March 31, 2022 from $(262) million for the three months ended March 31, 2021. This was primarily due to cash used to fund working capital for the three months ended March 31, 2022 when compared to three months ended March 31, 2021 driven by a reduction in accounts payable during the period, offset in part by customer advances received.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $150 million as of March 31, 2022. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt .
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $55 million as of March 31, 2022. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance. We have seen impacts due to inflation on isolated programs. These have largely been offset with our internal continuous improvement savings initiatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 13 to the unaudited Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Stock Purchase Agreement, dated as of March 21, 2022, by and among SES Government Solutions, Inc., as Buyer, SES S.A., as Buyer Guarantor, DRS Defense Solutions, LLC, as Seller, DRS Global Enterprise Solutions, Inc. and Leonardo DRS, Inc.

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
Date: May 16, 2022

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer