Form 10-Q
period 2022-06-30
Leonardo DRS, Inc.
filed 2022-08-15
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 15, 2022, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Our mix of fixed-price, cost-plus and time-and-material type contracts, which could subject us to losses due to cost overruns or a significant increase in or sustained period of increased inflation;
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022 (our “Annual Report”), could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021
Revenues:
Products	$549	$562
Services	78	96
Total revenues	627	658
Cost of revenues:
Products	(445)	(470)
Services	(55)	(61)
Total cost of revenues	(500)	(531)
Gross profit	127	127
General and administrative expenses	(84)	(73)
Amortization of intangibles	(2)	(2)
Other operating expenses, net	1	(1)
Operating earnings	42	51
Interest expense	(10)	(9)
Other, net	—	1
Earnings before taxes	32	43
Income tax provision	7	11
Net earnings	$25	$32

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.17	0.22
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021
Revenues:
Products	$1,090	$1,132
Services	149	207
Total revenues	1,239	1,339
Cost of revenues:
Products	(867)	(930)
Services	(111)	(146)
Total cost of revenues	(978)	(1,076)
Gross profit	261	263
General and administrative expenses	(160)	(152)
Amortization of intangibles	(4)	(4)
Other operating expenses, net	1	(5)
Operating earnings	98	102
Interest expense	(18)	(18)
Other, net	—	—
Earnings before taxes	80	84
Income tax provision	19	23
Net earnings	$61	$61

Net earnings per share from common stock:
Basic and diluted earnings per share:	0.42	0.42
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Net earnings	$25	$32
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(1)	3
Gain from pension settlements	—	—
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(1)	10
Other comprehensive income (loss), net of income tax	(2)	13
Total comprehensive income	$23	$45
See accompanying Notes to Consolidated Financial Statements.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net earnings	$61	$61
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	—	3
Gain from pension settlements	3	—
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	9
Other comprehensive income (loss), net of income tax	4	12
Total comprehensive income	$65	$73
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$69	$240
Accounts receivable, net	125	156
Contract assets	874	743
Inventories	249	205
Related party note receivable	—	—
Prepaid expenses	17	23
Other current assets	29	22
Held for sale	174	$—
Total current assets	1,537	1,389
Noncurrent assets:
Property, plant and equipment, net	363	364
Intangible assets, net	47	52
Goodwill	952	1,071
Deferred tax assets, net	46	56
Other noncurrent assets	98	137
Total noncurrent assets	1,506	1,680
Total assets	$3,043	$3,069
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$140	$41
Accounts payable	291	479
Contract liabilities	156	174
Other current liabilities	279	295
Held for sale	45	—
Total current liabilities	911	989
Noncurrent liabilities:
Long-term debt	350	352
Pension and other postretirement benefit plan liabilities	54	61
Other noncurrent liabilities	70	74
Total noncurrent liabilities	$474	487
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(2,922)	(2,983)
Accumulated other comprehensive loss	(54)	(58)
Total shareholder's equity	1,658	1,593
Total liabilities and shareholder's equity	$3,043	$3,069
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$61	$61
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	31	28
Deferred income taxes	14	23
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	24	(3)
Contract assets	(131)	(82)
Inventories	(47)	(10)
Prepaid expenses	(3)	13
Other current assets	(7)	(8)
Other noncurrent assets	22	10
Defined benefit obligations	(3)	(6)
Other current liabilities	(9)	5
Other noncurrent liabilities	(17)	(13)
Accounts payable	(165)	(172)
Contract liabilities	(12)	(30)
Net cash used in operating activities	$(242)	$(185)
Investing activities
Capital expenditures	(22)	(29)
Repayments received (net of advances) on related party note receivable	—	115
Investment in unconsolidated affiliate	—	(2)
Net cash provided by investing activities	$(22)	$84
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(17)	(16)
Repayment of related party debt	(335)	(475)
Borrowings from related parties	445	625
Other	—	(2)
Net cash provided by financing activities	$93	$132
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	$(171)	$30
Cash and cash equivalents at beginning of year	240	61
Cash and cash equivalents at end of period	$69	$91
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income	—	—	12	61	73
Balance as of June 30, 2021	$1	$4,633	$(58)	$(3,076)	$1,500

Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	4	61	65
Balance as of June 30, 2022	$1	$4,633	$(54)	$(2,922)	$1,658
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 78% and 82% of our total revenues as an end-user for the second quarter and first six months of 2022, respectively, and 85% for the second quarter and first six months of 2021. Specific international commercial market opportunities exist within these segments and make up approximately 22% and 18% of our total revenues for the second quarter and first six months of 2022, respectively, and 15% for the second quarter and first half of 2021. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2021 filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 2, 2022.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the second quarter and first six months of 2022 and 2021 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of other comprehensive earnings.
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
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred and renewals and improvements are capitalized. See Note 5: Property, Plant and Equipment for additional information regarding property, plant and equipment.
L.Goodwill
Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both June 30, 2022 and December 31, 2021. The annual impairment test is conducted as of December 31. The Company

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
did not identify any triggering events during the six months ended June 30, 2022 or June 30, 2021. See Note 7: Goodwill for additional information regarding goodwill.
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
N.Derivative Financial Instruments
The Company does not use derivative financial instruments for trading purposes. All derivative instruments are carried on the Consolidated Balance Sheets as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives depends on the intended use of the derivative and its resultant designation. The Company had no significant derivative or hedging instruments for the periods presented.
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for participant benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 11: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheets at carrying value, which other than the 7.5% Term loan due November 30, 2023, approximate fair value. See Note 11: Debt for further information regarding our debt.
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
As previously announced, on June 21, 2022, we entered into the Agreement and Plan of Merger, dated as of June 21, 2022 (the “merger agreement”), by and among the Company, RADA Electronic Industries Ltd (“RADA”) and Blackstart Ltd, a company organized under the laws of the State of Israel and a wholly owned subsidiary of DRS (“Merger Sub”). Upon the terms and subject to the conditions of the merger agreement, and in accordance with the Companies Law, 5759-1999, of the State of Israel, at the effective time of the merger contemplated by the merger agreement (the “merger”), Merger Sub will be merged with and into RADA, with RADA as the surviving company of the merger and thereby becoming a wholly owned subsidiary of DRS. At the effective time of the merger (the “effective time”), each ordinary share of RADA, par value New Israeli Shekel 0.03 per share (“RADA shares”), issued and outstanding immediately prior to the effective time will be converted into and become exchangeable for one share of common stock of DRS, par value $0.01 per share (“DRS common stock”). Immediately prior to the effective time, the shares of DRS common stock held by US Holding, the current sole stockholder of DRS, will be split (rounded up to the nearest whole share), as necessary, such that, immediately following the effective time and the issuance of the shares of DRS common stock to holders of RADA shares and the treatment of options to purchase RADA shares: (A) US Holding will hold 80.5% of the issued and outstanding shares of DRS common stock on a fully diluted basis (with US Holding’s ownership percentage including 50% of any awards or other equity interests that DRS may issue pursuant to entitlements under any grants of certain one-time special awards of restricted stock units (the “One-Time Awards”) and the foregoing percentage calculation excluding any awards or other equity interests that DRS may issue pursuant to entitlements under the DRS’s long term incentive plan and 50% of any awards or other equity interests that DRS may issue pursuant to entitlements in

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
connection with any grants of One-Time Awards, and such foregoing percentage will assume a reference price for RADA options equal to the volume-weighted average price of the RADA shares on the NASDAQ for the ten trading days immediately prior to the closing date); and (B) the holders of RADA shares, RADA vested options and RADA unvested options (or DRS options issued pursuant to the provisions of the merger agreement) will hold or have entitlements to 19.5% of the issued and outstanding shares of DRS common stock on a fully diluted basis (the foregoing percentage calculation excluding any awards or other equity interests that DRS may issue pursuant to entitlements under the DRS long-term incentive plan or the issuance of any One-Time Awards).
Each of DRS’s and RADA’s obligation to consummate the merger is subject to the satisfaction or waiver of a number of conditions specified in the merger agreement.
The merger is expected to close in the fourth quarter of 2022. On August 3, 2022, we filed a registration statement on Form S-4 with the SEC for the shares of DRS common stock to be issued in the merger, which has not yet been declared effective by the SEC.
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period.
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
Divestitures / Held for Sale
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million in cash. The transaction was completed on August 1, 2022 and resulted in proceeds of $427 million. We are in the process of finalizing the accounting for the transaction and will report the gain on the transaction in the third quarter. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement. As of June 30, 2022, the assets and liabilities related to GES were reported on the Consolidated Balance Sheets as Held for Sale.
In February 2022, the Company’s Board of Directors approved the strategic initiative to divest of the Company’s interest in Advanced Acoustic Concepts (“AAC”). On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in the joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
$56 million. We are in the process of finalizing the accounting for the transaction and will report the gain on the transaction in the third quarter. As of June 30, 2022, the Investment was reported as Held for Sale.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to Leonardo US Holdings, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022

Note 2. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$(10)	$(8)	$(11)	$(9)
Total % of Revenue	1.6%	1.3%	0.9%	0.7%

The impacts noted above are attributed primarily to changes in our firm-fixed-price type programs. They consist of changes in the designs required to achieve contractual specifications for fixed priced development programs and inflationary impacts on certain naval production programs that resulted in a change in the programs’ estimate and related profitability. The reduction to revenue for the three- and six-month periods ended June 30, 2022 and June 30, 2021 was attributed primarily to certain cost impacts on surface ship programs within our IMS segment and inflationary pressures on naval programs within our ASC segment.
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
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.

(Dollars in millions)	June 30, 2022	December 31, 2021
Contract assets	$874	$743
Contract liabilities	156	174
Net contract assets	$718	$569
Revenue recognized in the three-and six-month periods ended June 30, 2022 that was included in the contract liability balance at the beginning of each period was $33 million and $107 million, respectively. Revenue recognized in the three- and six-month periods ended June 30, 2021 that was included in the contract liability balance at the beginning of each period was $20 million and $89 million, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table summarizes the value of our total backlog as of June 30, 2022, incorporating both funded and unfunded components:

Backlog:	June 30, 2022
(Dollars in millions)
Total Backlog	$3,051
We expect to recognize approximately 39% of our June 30, 2022 backlog as revenue over the next six months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate ASC revenue by geographical

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue by Geographical Region
United States	$367	$457	$739	$901
International	74	28	96	63
Intersegment Sales	3	4	5	7
Total	$444	$489	$840	$971
Revenue by Customer Relationship
Prime contractor	$216	$279	$448	$555
Subcontractor	225	206	387	409
Intersegment Sales	3	4	5	7
Total	$444	$489	$840	$971
Revenue by Contract Type
Firm Fixed Price	$394	$419	$736	$845
Flexibly Priced(1)	47	66	99	119
Intersegment Sales	3	4	5	7
Total	$444	$489	$840	$971
________________
(1)Includes revenue derived from time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the cost-to-cost method. We disaggregate IMS revenue by geographical region, customer relationship and contract type
We believe these categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue by Geographical Region
United States	$178	$160	$390	$349
International	8	14	14	26
Intersegment Sales	1	—	1	—
Total	$187	$174	$405	$375
Revenue by Customer Relationship
Prime contractor	$36	$42	$69	$86
Subcontractor	150	132	335	289
Intersegment Sales	1	—	1	—
Total	$187	$174	$405	$375
Revenue by Contract Type
Firm Fixed Price	$154	$146	$347	$316
Flexibly Priced(1)	32	28	57	59
Intersegment Sales	1	—	1	—
Total	$187	$174	$405	$375
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
Accounts receivable	$126	$157
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$125	$156
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $1 million and $15 million at June 30, 2022 and December 31, 2021, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
Raw materials	$49	$43
Work in progress	198	161
Finished goods	2	1
Total	$249	$205
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
Land, buildings and improvements	$321	$312
Plant and machinery	194	191
Equipment and other	303	298
Total property, plant and equipment, at cost	818	801
Less accumulated depreciation	(455)	(437)
Total property, plant and equipment, net	$363	$364
Depreciation expense related to property, plant and equipment was $14 million and $27 million for the three- and six-month periods ended June 30, 2022, and $12 million and $24 million for the three- and six-month periods ended June 30, 2021, respectively.
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Salaries, wages and accrued bonuses	$46	$70
Fringe benefits	75	74
Litigation	10	10
Restructuring costs	1	4
Provision for contract losses	57	48
Operating lease liabilities	22	24
Other(1)	68	65
Total other current liabilities	$279	$295
Operating lease liabilities	$68	$73
Other	2	1
Total other noncurrent liabilities	$70	$74
________________
(1)Consists primarily of taxes payable, environmental remediation reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance as of December 31, 2021	$652	$419	$1,071
Reclassification to assets held for sale	(117)	—	(117)
Acquisition adjustment	(2)		(2)
Balance as of June 30, 2022	533	419	952

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
The following disclosure presents certain information regarding the Company's intangible assets as of June 30, 2022 and December 31, 2021. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	June 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(913)	$44	$957	$(908)	$49
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$966	$(919)	$47	$966	$(914)	$52
Amortization expense related to intangible assets was $2 million and $4 million for the three- and six-month periods ended June 30, 2022 and was $2 million and $4 million for the three- and six-month periods ended June 30, 2021.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2022 and December 31, 2021 are as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Deferred tax assets	$107	$120
Valuation allowance	10	10
Deferred tax assets	97	110
Deferred tax liabilities	51	54
Deferred tax assets, net	$46	$56

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $10 million and $11 million as of June 30, 2022 and December 31, 2021, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
7.5% Term loan due November 30, 2023(1)	$139	$139
5.0% Daylight term loan due October 15, 2024(1)	78	78
Borrowings under revolving credit facility(1)	110	—
Finance lease and other	162	161
Short-term borrowings	1	15
Total debt principal	490	393
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	490	393
Less short-term borrowings and current portion of long-term debt	(140)	(41)
Total long-term debt	$350	$352
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2023. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at June 30, 2022 and December 31, 2021 was $139 million. The fair value of this term loan at June 30, 2022 and December 31, 2021 was $142 million and $182 million, respectively; however, the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million at June 30, 2022 and December 31, 2021. The fair value of the Daylight Term Loan as of June 30, 2020 and December 31, 2021 was approximately $81 million and $84 million, respectively. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of June 30, 2022 and December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of June 30, 2022 was $110 million and there was no balance on the Revolving Credit Facility as of December 31, 2021.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $65 million at June 30, 2022 and December 31, 2021, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At June 30, 2022 and December 31, 2021, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $31 million and $35 million as of June 30, 2022, and December 31, 2021, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of June 30, 2022 and December 31, 2021, the Company recognized $1 million and $15 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended June 30:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1	2	—	—	—	—
Less Expected return on plan assets	(2)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	1	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	—	—	—	—	—
Net periodic benefit cost	$—	$—	$—	$—	$—	$—

The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the six months ended June 30:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$3	$3	—	—	—	—
Less Expected return on plan assets	$(4)	$(4)	—	—	—	—
Amortization of net actuarial loss (gain)	$1	$1	—	—	—	—
Amortization of prior service cost	$—	$—	—	—	—	—
Settlement expense (income)	$1	$—	—	—	—	—
Net periodic benefit cost	$1	$—	$—	$—	$—	$—

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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended June 30, 2022:

(Dollars in millions)
Balance as of December 31, 2021	$19
Additional provision	6
Reversal and utilization	(6)
Balance as of June 30, 2022	19
Note 14. Related Party Transactions
The Company provides services related to the US interface for the Parent and its other affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business.
Related-party sales for these transactions are included in revenues and were $54 million and $4 million or the six-month periods ended June 30, 2022 and June 30, 2021, respectively and $51 million and $2 million for the three- month periods ended June 30, 2022 and June 30, 2021 respectively.
The Company has related-party purchases with the Parent and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $18 million and $6 million for the six-month periods ended June 30, 2022 and June 30, 2021, respectively and related-party purchases for these transactions are included in cost of revenues for the three -month periods ended June 30, 2022 and June 30, 2021 were $7 million and $5 million, respectively.
The receivables related to these transactions with the Parent and its other affiliates of $17 million and $2 million as of June 30, 2022 and December 31, 2021, respectively, and payables of $9 million and $1 million respectively, are recorded in our Consolidated Balance Sheets. An unbilled receivable with the Parent and its other affiliates of $36 million is included in contract assets in our Consolidated Balance Sheets as of June 30, 2022.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of June 30, 2022 and December 31, 2021 the Company did not advance any amount to US Holding.
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
Certain information related to our segments for the three- and six-month periods ended June 30, 2022 and June 30, 2021 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of June 30, 2022 and June 30, 2021 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the three- and six-month periods ended June 30, 2022 and, June 30, 2021 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
ASC	$444	$489	$840	$971
IMS	187	174	405	375
Corporate & Eliminations	(4)	(4)	(6)	(7)
Total revenue	$627	$658	$1,239	$1,339

(Dollars in millions)	2022	2021	2022	2021
ASC	$3	$4	$5	$7
IMS	1	—	1	—
Total intersegment revenue	$4	$4	$6	$7

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation by segment for the three- and six-month periods ended June 30, 2022 and June 30, 2021 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
ASC	$9	$8	$18	$16
IMS	5	4	9	8
Total depreciation	$14	$12	$27	$24
Total assets by segment as of June 30, 2022 and December 31, 2021 consist of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
ASC	$1,619	$1,545
IMS	1,124	1,145
Corporate & Eliminations	126	379
Held for Sale	174	—
Total assets	$3,043	$3,069
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Adjusted EBITDA
ASC	$57	$61	$89	$115
IMS	10	7	51	25
Corporate & Eliminations	—	1	—	—
Total Adjusted EBITDA	67	69	140	140
Amortization of intangibles	(2)	(2)	(4)	(4)
Depreciation	(14)	(12)	(27)	(24)
Restructuring costs	—	—	—	—
Interest expense	(10)	(9)	(18)	(18)
Deal related transaction costs	(8)	—	(10)	(4)
Acquisition and divestiture related expenses	—	—	—	—
Foreign exchange	—	(1)	—	(1)
COVID-19 response costs	—	(2)	—	(5)
Non-service pension expense	(1)	—	(1)	—
Other one-time non-operational events	—	—	—	—
Income tax (provision) benefit	(7)	(11)	(19)	(23)
Net earnings	$25	$32	$61	$61

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16. Subsequent Events
The Company has evaluated subsequent events through August 15, 2022, which represents the date on which the Consolidated Financial Statements were issued.
On August 4, 2022, the Board of Directors approved a $396 million dividend to US Holding which was paid on August 5, 2022. The dividend was paid from proceeds received from the completion of the sale of GES on August 1, 2022, and the sale of ACC on July 8, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview and Considerations
General
DRS is a leading provider of defense products and technologies that provide battlefield superiority today while shaping the battlefield of tomorrow for the U.S. military and our allies abroad. We offer a broad portfolio of products and services in our core technologies including advanced sensing, network computing, force protection, and electric power conversion and propulsion. Our leadership positions in these markets have created a foundational base of programs within the DoD that has yielded five straight years of organic revenue growth. We believe these technologies will not only support our Armed Services in today’s mission but will also underpin the DoD’s strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to win in tomorrow’s battlefield We expect that the DoD’s focus on effectively countering growing peer threats from China and Russia while simultaneously pursuing a counter-terrorism strategy against asymmetrical organizations and actors will increase its reliance on the core technologies that DRS provides, reinforcing our position in our high growth markets.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the U.S. Department of Defense (“DoD”). The DoD is our largest customer. For the second quarter and first six months of 2022, the DoD accounted for approximately 78% and 82%, respectively, of our business as an end-user. The revenues for the three- and six-month periods ended June 30, 2022 are principally derived directly or indirectly from contracts with the U.S. Army, which represented 33% and 33%, respectively, and the U.S. Navy, which represented 29% and 32%, respectively, of our consolidated revenue, in each case consistent with historic trends.
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
Impacts of COVID-19 On Our Business
The coronavirus (“COVID-19”) pandemic has caused significant disruptions to national and global economies and government activities since March 2020. We continue to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers.
The United States has taken several steps to respond to the pandemic. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) contained a clause that required covered federal contractors and subcontractors to implement federally required vaccine mandates. This clause was implemented into several of our applicable federal contracts. In light of certain of certain court orders, however, the Office of Management and Budget has stated that the U.S Government will not take action to enforce this clause until further notice. If ultimately upheld, this federal contract requirement may impact several of our contracts. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement the potential contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers
We continue to follow the practice started in the first quarter of 2022 that any remaining additional costs to operate our business in response to the COVID-19 environment should be reported as part of our normal business operations and not separately identified as an adjustment to EBITDA. In addition to the challenges that COVID-19 is presenting to the industry and our Company, significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials,
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 78% and 82% of our consolidated revenue for the second quarter and first six months of 2022, respectively, and 85% and 86% of our consolidated revenue for the second quarter and first six months of 2021. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three- and six-month periods ended June 30, 2022, U.S. government sales with the U.S. Army represented 33% and 33% and U.S. government sales with the U.S. Navy represented 29% and 32%, respectively, of our consolidated revenue. For the three- and six-month periods ended June 30, 2021, U.S. government sales with the U.S. Army represented 31% and 38% and U.S. government sales with the U.S. Navy represented 32% and 31%, respectively, of our consolidated revenue.
The Second Quarter was highlighted by congressional defense committee work on Fiscal Year 2023 (“FY 23”) authorization and appropriations legislation following the President’s FY23 budget release in the first quarter of the calendar year. The first committee to act was the Senate Armed Services Committee making up their version in closed session of the FY23 National Defense Authorization Act. Next, the House Defense Appropriations Committee completed work on their version of FY23 appropriations legislation. Finally, the House Armed Services Committee considered their authorization legislation passing it in full committee. This bill likely be brought to the full House in the third quarter.
In February 2022, Russian forces invaded Ukraine. In response, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. The conflict and these sanctions have caused disruptions to global economies and some global businesses, including heightened cybersecurity risks, supply chain challenges, increased energy costs, foreign currency exchange rate fluctuations, as well as an exacerbation of existing inflationary pressures. In addition, the Russia-Ukraine conflict has created some potential supply chain challenges for our Company and our suppliers, which we will continue to monitor and manage.
The Russia-Ukraine conflict may also impact the FY23 U.S. government defense budget due to the heightened national security threat. Internationally, many countries in the region have expressed a renewed commitment to defense-related spending. As a result, we may see additional demand for our products and services.

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
Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Total revenues	$627	$658	$1,239	$1,339
Bookings	683	720	1,430	1,435
Backlog	3,051	3,387	3,051	3,387
Adjusted EBITDA(1)	67	69	140	140
Adjusted EBITDA Margin(1)	10.8%	10.5%	11.3%	10.4%
Adjusted EPS(1)(2)	$0.23	$0.23	$0.49	$0.48
Free Cash Flow(1)	$4	$48	$(264)	$(214)

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
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the respective date presented:

Backlog:	June 30, 2022
(Dollars in millions)
Total Backlog	$3,051
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

Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net earnings (loss)	$25	$32	$61	$61
Income tax provision (benefit)	$7	$11	$19	$23
Amortization of intangibles	$2	$2	$4	$4
Depreciation	14	12	27	24
Restructuring costs	—	—	—	—
Interest expense	10	9	18	18
Deal related transaction costs	8	—	10	4
Foreign exchange	—	1	—	1
COVID-19 response costs	—	2	—	5
Non-service pension expense	1	—	1	—
Other one-time non-operational events	—	—	—	—
Adjusted EBITDA	$67	$69	$140	$140
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
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net earnings (loss)	$25	$32	$61	$61
Deal related transaction costs	$8	$—	$10	$4
COVID-19 response costs	$—	$2	$—	$5
Adjusted net earnings (loss)	$33	$34	$71	$70
Adjusted EPS (1)	$0.23	$0.23	$0.49	$0.48
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.

Free Cash Flow – We define free cash flow as the sum of the cash flows provided by operating activities and the cash flows provided by (used in) investment activities pertaining to capital expenditures and proceeds generated from the sale of capital assets.
We believe that free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital and pursue opportunities that may enhance shareholder value. We believe that while expenditures and dispositions of property, plant and equipment will fluctuate period to period, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt service and other contractual obligations or payments. The reconciliation between free cash flow and net cash provided by operating activities (the most comparable U.S. GAAP measure) is shown below:
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net Cash provided by (used in)	$13	$64	$(242)	$(185)
Capital expenditures	(9)	(16)	(22)	(29)
Proceeds from sales of assets	—	—	—	—
Free cash flow	$4	$48	$(264)	$(214)

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
•the allocation of indirect costs to labor and material costs incurred;
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
In particular, profitability can fluctuate predicated on the type of contract awarded. Typically fixed-price development programs on complex systems represent a higher risk profile to complete on-budget. To the extent our fixed-price development efforts create a larger portion of our revenue output, this may result in reduced operating margins given the higher risk profile. The following represents the impact that changing certain of our estimates, which are primarily attributed to changes in our firm-fixed-price type programs. They consist of changes in the designs required to achieve contractual specifications for fixed priced development programs and inflationary impacts on certain naval production programs that resulted in a change in the programs’ estimate and related profitability. The reduction to revenue for the three- and six-month periods ended June 30, 2022 and June 30, 2021 was attributed primarily to certain cost impacts on surface ship programs within our IMS segment and inflationary pressures on naval programs within our ASC segment.
Impact of Change in Estimates on our Revenue Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$(10)	$(8)	$(11)	$(9)
Total % of Revenue	1.6%	1.3%	0.9%	0.7%
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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 22% and 18% of our revenue for the three- and six-months ended June 30, 2022, respectively, and 15% and 14% of our revenue for the three- and six-months ended June 30, 2021. The increase is due in part to increased purchases resulting from new and expanded military aid programs in support of Ukraine in its conflict with Russia. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three- and six-month periods ended June 30, 2022.
Acquisitions, Divestitures and Held for Sale
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. On March 22, 2022 we announced the signing of a definitive sale agreement for 100% of the stock of our Global Enterprise Solutions (“GES”) operating unit, which was completed on August 1, 2022 and on April 19, 2022 we signed a definitive sale agreement for our 51% ownership stake in our Advanced Acoustics Concepts Joint Venture with Thales (“AAC”), which was completed on July 8, 2022. The assets and liabilities of GES and our investment in AAC were both been classified as held for sale on the Consolidated Balance Sheets as of June 30, 2022.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 88% of our total revenues for the second quarter and first six months of 2022. Our remaining revenue is generated from service related contracts. Additionally, 87% of our revenue is derived from firm-fixed priced contracts for three- and six-month periods ended June 30, 2022. This is consistent for both contract types when compared to product sales and firm-fixed priced sales of 86% and 87%, respectively, for the three- and six- month periods ended June 30, 2021.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the second quarter and first six months of 2022 flexible priced contracts represented 13% respectively, of our total revenues. This is consistent for flexible priced contracts sales of 14% and 13%, respectively, for the three- and six- month periods ended June 30, 2021.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the second quarter and first six months of 2022, as compared to the second quarter and first six months of 2021. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

			June 30, 2022 vs. June 30, ,2021 Variance
(Dollars in millions, except per share amounts)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Total revenues	$627	$658	$(31)	(4.7)%
Total cost of revenues	(500)	(531)	$31	(5.8)%
Gross profit	$127	$127	$—	—%
Gross margin	20.3%	19.3%	1.0%	4.9%
General and administrative expenses	(84)	(73)	$(11)	15.1%
Amortization of intangibles	(2)	(2)	$—	—%
Other operating expenses, net	1	(1)	$2	(200.0)%
Operating earnings	$42	$51	$(9)	(17.6)%
Interest expense	$(10)	$(9)	$(1)	9.3%
Other, net	$—	$1	$(1)	(100.0)%
Earnings before taxes	$32	$43	$(11)	(25.2)%
Income tax provision	$7	$11	$(4)	(36.4)%
Net earnings	$25	$32	$(7)	(21.4)%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.17	$0.22	$(0.05)	21.4%
Diluted EPS(1)	$0.17	$0.22	$(0.05)	21.4%
Adjusted EPS(1,2)	$0.23	$0.23	$(0.01)	3.4%
Adjusted EBITDA(2)	$67	$69	$(2)	(2.0)%
Adjusted EBITDA Margin(2)	10.8%	10.5%	0.3%	2.9%
Backlog(2)	$3,051	$3,387	$(336)	(9.9)%
Bookings(2)	$683	$720	$(37)	(5.1)%
Free cash flow(2)	$4	$48	$(44)	(91.3)%
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

			June 30, 2022 vs. June 30, ,2021 Variance
(Dollars in millions, except per share amounts)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total revenues	$1,239	$1,339	$(100)	(7.5)%
Total cost of revenues	(978)	(1,076)	$98	(9.1)%
Gross profit	$261	$263	$(2)	(0.8)%
Gross margin	21.1%	19.6%	1.4%	7.2%
General and administrative expenses	(160)	(152)	$(8)	5.3%
Amortization of intangibles	(4)	(4)	$—	—%
Other operating expenses, net	1	(5)	$6	(120.0)%
Operating earnings	$98	$102	$(4)	(3.9)%
Interest expense	$(18)	$(18)	$—	(0.9)%
Other, net	$—	$—	$—	—%
Earnings before taxes	$80	$84	$(4)	(4.6)%
Income tax provision	$19	$23	$(4)	(17.4)%
Net earnings	$61	$61	$—	0.3%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$0.42	$0.42	$—	0.3%
Diluted EPS(1)	$0.42	$0.42	$—	0.3%
Adjusted EPS(1,2)	$0.49	$0.48	$0.01	1.2%
Adjusted EBITDA(2)	$140	$140	$—	0.4%
Adjusted EBITDA Margin(2)	11.3%	10.4%	0.9%	8.6%
Backlog(2)	$3,051	$3,387	$(336)	(9.9)%
Bookings(2)	$1,430	$1,435	$(5)	(0.3)%
Free cash flow(2)	$(264)	$(214)	$(50)	(23.3)%
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

Our operating results for the six months ended June 30, 2022 showed mixed results when compared to the six months ended June 30, 2021. Despite a revenue decrease, we reported net earnings and Adjusted EBITDA consistent to the prior year, driving continued margin expansion offsetting inflationary impacts to our profitability. Our cash usage increased for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 across both of our operating segments as we continue to procure materials in advance of need to reduce the effect of extending lead times. We reported bookings in line with the prior year and achieved a number of important program wins and performance milestones.
Revenue of $1,239 million represented a decrease of $100 million or 7.5% while operating earnings decreased $4 million or 4% and net earnings remaining unchanged at $61 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Adjusted EBITDA remained consistent with the prior year, increasing slightly to $140.4 million an increase of 0.4% while Adjusted EBITDA margins also increased by 89 bps to 11.3% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Revenue
Our revenue of $1,239 million decreased $31 million or 4.7% from the three months ended June 30, 2021 and $100 million or 7% over six months ended June 30, 2021. The revenue decrease for the six months ended June 30, 2022 is attributed to a decline in our ASC segment, partially offset by an increase in our IMS segment. Our ASC segment decreased revenues by $131 million or 13% driven by availability of electronic components and customer installation staffing levels impacting certain order quantities on our computing programs. Our IMS segment revenues increased by $30 million or 8% as compared to the prior year period primarily due to the increased deliveries in the Force Protection market, highlighted by our counter unmanned aerial threat production program with the US Army.
Cost of Revenues
Cost of revenue for the three months ended June 30, 2022 decreased $31 million or 6% from $531 million to $500 million when compared to the three months ended June 30, 2021.Cost of revenue for the six months ended June 30, 2022 decreased by $98 million or 9% from 1,076 million to 978 million primarily due to decreased revenue as described above. Additionally, the cost of revenue improvement was also impacted by improved contract performance, decreasing the cost of revenues as a percentage of revenue highlighted by continued cost savings generated from our operational excellence program, APEX, and the continued transition of development programs into production. The program transition and improved profitability is highlighted by our submarine electric propulsion programs within our IMS sector.
Gross Profit
Gross profit held at $127 million for the second quarter and was down $2 million, or 1% to $261 million for the six months ended June 30, 2022 as compared to $127 million and $263 million for the three- and six- month periods ended June 30, 2021 respectively. This was primarily due to decreased revenue, largely offset by the improved program performance as noted above.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022 increased by $11 million or 13% from the three months ended June 30, 2021 and increased by $8 million or 5% for the six-months ended June 30, 2022 as compared to the six-months ended June 30, 2021. As a percentage of revenue, general and administrative expenses increased to 13% for the six months ended June 30, 2022 from 11% for the six months ended June 30, 2021. The primary driver for the increase in general and administrative expenses is deal related transaction costs which increased $8 million and $6 million when compared to the three months and six months ended June 30, 2021, respectively.
Other Operating Expenses, Net
Other operating expenses increased by $2 million to $1 million in the three months ended June 30, 2022 when compared to $(1) million for the three months ended June 30, 2021. For the six months ended June 30, 2022 other operating expenses increased by $6 million from $(5) million for six months ended June 30, 2021 to $1 million for six months ended June 30, 2022. The increase for both the quarter and six months is primarily due to employee safety costs related to COVID-19 investments $2 million and $5 million, respectively, incurred in the prior year. In the current year, we no longer classify COVID-19 expenditures separately and expenses incurred are reflected in Cost of Revenues or General and Administrative Expenses.
Amortization of Intangibles
Amortization of intangibles of $2 million and $4 million for three and six months ended June 30, 2022 were consistent with three and six months ended June 30, 2021.

Operating Earnings
Operating earnings decreased by $9 million and $4 million to $42 million and $98 million for three- and six- month periods ended June 30, 2022 from $51 and $102 million for the three- and six- month periods ended June 30, 2021. The decrease was driven by increased general and administrative expenditures resulting from transaction related expenditures, as previously mentioned above.
Interest Expense
Interest expense increased in the three months ended June 30, 2022 by $1 million or 9% when compared to the three months ended June 30, 2021, There was no change in interest expense for the six months ended June 30, 2022 from the prior year of $18 million of interest expenditures realized for the six months ended June 30, 2021.
Other, Net
Other, net decreased for the three months ended June 30, 2022 to $0 million from $1 million for the three months ended June 30, 2021, with $0 for the six months ended June 30, 2022 and June 30, 2021. This was primarily due a reduction in foreign exchange related charges realized during the period.
Earnings Before Taxes
Earnings before taxes decreased by $11 million and $4 million to $32 million and $80 million for the three- and six- month periods ended June 30, 2022, respectively, from $43 million and $84 million for the three- and six- month periods ended June 30, 2021. The reduced profitability resulted in a 5% decrease in earnings before taxes for the six months ended June 30, 2021 as compared to the prior year period. The decrease was primarily due to an increase in general and administrative expenses as discussed above.
Income Tax Provision
Income tax provision decreased by $4 million and $4 million to $7 million and $19 million for the three- and six- month periods ended June 30, 2022, respectively, from $11 million and $23 million for the three- and six- month periods ended June 30, 2021. This was primarily attributable to a decrease in earnings before taxes of $11 million and $4 million for the second quarter and six months ended June 30, 2022, respectively, and unfavorable discrete tax expense recorded during the six months ended March 31, 2021. The discrete items were due to certain state law tax changes and an increase in estimated nondeductible expenses.
Net Earnings
Net earnings decreased by $7 million to $25 million for the three months ended June 30, 2022 and stayed constant at $61 million for the six months ended June 30, 2022, respectively, when compared to the three-and six- months ended June 30, 2021. The decrease for the three months ended June 30, 2022 was driven by decreased earnings before taxes of $4 million offset by decreased income tax provision of $4 million, as described above.
Adjusted EBITDA
Adjusted EBITDA decreased by $2 million or 2% to $67 million for the three months ended June 30, 2022 and stayed constant at $140 million for the six months ended June 30, 2022 when compared to $69 million and $140 million for the three- and six- month periods ended June 30, 2021, respectively. The slight decrease is driven by lower gross profit as noted above driven by lower revenue volumes, offset by improved profitability.
Adjusted EBITDA Margin
Adjusted EBITDA Margin increased from 10.5% for the three months ended June 30, 2021 to 10.8% for the three months ended June 30, 2022 and from 10.4% for the six months ended June 30, 2021 to 11.3% for the six months ended June 30, 2022. This was primarily due to improved program performance driven by the transition of certain development programs into production driving margin expansion most notably on our submarine electric propulsion programs within our IMS sector.

Adjusted EPS
For the three- and six- month periods ended June 30, 2022 there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of June 30, 2022 there were 145,000,000 shares of common stock outstanding resulting in Adjusted EPS of $0.49, relatively consistent with the $0.48 realized for the six months ended June 30, 2021. The consistent Adjusted EPS is driven by consistent net income generated during the respective periods when adjusted for COVID costs and deal related expenditures realized during the respective periods.
Backlog
Backlog decreased by $336 million to $3,051 million for the six months ended June 30, 2022 from $3,387 million for the six months ended June 30, 2021, despite bookings exceeding our revenue totals by 15% during the period. This is attributed to a strong revenue contribution realized in the second half of 2021 while bookings were negatively impacted by delayed awards and a reduction in new starts stemming from the continuing resolution, driving 2nd half revenues in 2021 that were 25% in excess of our bookings total for the same period. Despite the decline from prior period ended June 30, 2021, our backlog has increased 7% since December 31, 2021 driven by our strong book to bill ratio noted above.
Bookings
Bookings for the six months ended June 30, 2022 decreased by 1% or $5 million to $1,430 million as compared to $1,435 million for the six months ended June 30, 2021. The decrease is primarily attributed to performance within our ASC segment due to a reduction of ground vehicle awards received on our ruggedized computing programs with the U.S. Army offset by increases in our IMS segment driven by the definitization of certain Counter UAS and Short Range Air Defense programs with the U.S. Army, additional funding received on our Next Generation Ballistic Submarine program with the U.S. Navy and the receipt of additional international orders under new and expanded military aid programs in support of Ukraine and other Eastern European countries. Despite the reduction in year over year bookings through June, we anticipate full year new awards to exceed the prior year results.
Free cash flow
Free cash flow usage increased by $50 million to $264 million for the six months ended June 30, 2022 from $214 million for the six months ended June 30, 2021. This was primarily due to cash used to fund working capital for the three- and six- month periods ended June 30, 2022 when compared to the six months ended June 30, 2021.
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

			Three Months Ended June 30, 2022 vs. June 30, 2021 Variance
	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Revenue:
ASC	$444	$489	$(45)	(9.1%)
IMS	$187	$174	$13	7.4%
Corporate & Eliminations	$(4)	$(4)	$—	(4.8%)
Total revenue	$627	$658	$(31)	(4.8%)
Adjusted EBITDA:
ASC	$57	$61	$(4)	(6.6%)
IMS	$10	$7	$3	38.6%
Corporate & Eliminations	$—	$1	$(1)	(91.0%)
Total Adjusted EBITDA	$67	$69	$(2)	(3.2%)
Adjusted EBITDA Margin:
ASC	12.8%	12.5%	0.3%	2.8%
IMS	5.2%	4.0%	1.2%	29.0%
Bookings:
ASC	$485	$481	$4	0.9%
IMS	$197	$240	$(42)	(17.6%)
Total bookings	$682	$720	$(38)	(5.3%)

			Six Months Ended June 30, 2022 vs. June 30,, 2021 Variance
	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Revenue:
ASC	$840	$971	$(131)	(13.5%)
IMS	$405	$375	$30	8.0%
Corporate & Eliminations	$(6)	$(7)	$1	(14.3%)
Total revenue	$1,239	$1,339	$(100)	(7.5%)
Adjusted EBITDA:
ASC	$89	$115	$(26)	(22.6%)
IMS	$51	$25	$26	102.8%
Corporate & Eliminations	$—	$—	$—	—%
Total Adjusted EBITDA	$140	$140	$—	(0.2%)
Adjusted EBITDA Margin:
ASC	10.6%	11.8%	(1.2%)	(10.5%)
IMS	12.5%	6.7%	5.9%	87.8%
Bookings:
ASC	$873	$974	$(100)	(10.3%)
IMS	$556	$461	$95	20.6%
Total bookings	$1,430	$1,435	$(5)	(0.4%)

ASC
Revenue:
The ASC segment reported revenue decreases in the three months ended June 30, 2022 decreasing by 9.1% or $45 million to $444 million from $489 million for three months ended June 30, 2021. The ASC contribution to revenue for the six months ended June 30, 2022 decreased by 13.5% or $131 million to $840 million from $971 million for the six months ended June 30, 2021. This decrease is primarily attributed to supply chain delays impacting revenue generation on various programs within the U.S. Army. Additionally on our ruggedized computing programs we realized a reduction of awards driven by lower than anticipated customer installation rates. Additionally, the ASC segment realized delays in the receipt of awards on certain components to support computing hardware for naval systems.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA decreased by $4 million or 7%, from $61 million for three months ended June 30, 2021 to $57 million for three months ended June 30, 2022. Despite the reduction in Adjusted EBITDA realized during the three months ended June 30, 2022, our Adjusted EBITDA Margin increased 30bps to 12.8% from 12.5% realized during the three months ended June 30, 2021.
ASC’s Adjusted EBITDA decrease can also be seen in the six months ended June 30, 2022 with Adjusted EBITDA decreasing by $26 million or 23% from $115 million for the six months ended June 30, 2021 to $89 million for the six months ended June 30, 2022. The Adjusted EBITDA reduction is attributed to the decreased revenue output as noted above. Similarly, the lower revenue volume allowed for less absorption of general and administrative and other fixed costs reducing our Adjusted EBITDA Margins 120 bps from 11.8% to 10.6% for the six months end June 30, 2021 as compared to the six months ended June 30, 2022.
Bookings:
The ASC segment contributed $485 million and $873 million in new bookings for three- and six - month periods ended June 30, 2022, respectively. Bookings were down for both the three- and six- month periods ended June 30, 2022, by 1% or $4 million and 10% or $100 million as compared to the three- and six- month periods ended June 30, 2021. The reduction is primarily due to reduced order quantities on our ruggedized computing programs due to a delay in installation capabilities attributed to COVID-19 employment disruption within the U.S. Army, reduction in satellite bandwidth contract awards in our held for sale GES business, as well as significant ‘lump’ awards received during the six months ended June 30, 2021, including pilot training systems awarded for the JSF lot 15. These reductions were partially offset by additional international orders under new and expanded military aid programs in support of Ukraine and other Eastern European countries, including awards for thermal weapon sights and ground vehicle sensing for the Poland M1 Abrams tank award. Despite the reduction in year over year bookings through June, we anticipate full year new awards for the ASC segment to exceed the prior year results.
IMS
Revenue:
IMS segment revenue increased by $13 million or 7% to $187 million for the three months ended June 30, 2022 from $174 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 IMS revenue increased by $30 million or 8% to $405 million from $375 million for the six months ended June 30, 2021. This increase was primarily attributed to improved progress on our submarine programs as well as sustaining full rate production on our surface ship power system production programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $3 million or 39% to $10 million for three months ended June 30, 2022 from $7 million for the three months ended June 30, 2021 with the trend continuing for the six months ended

June 30, 2022. Adjusted EBITDA increased by $26 million or 103% from $25 million for the six month ended June 30, 2021 to $51 million for the six months ended June 30, 2022. Adjusted EBITDA Margin increased from 4% for the three months ended June 30, 2021 to 5% for three months ended June 30, 2022. Adjusted EBITDA continued to drive increases in Adjusted EBITDA Margins from 7% to 13% for the six months ended June 30, 2021 to the six months ended June 30, 2022 respectively. This was primarily due to improved performance on our Next Generation Ballistic Submarine program and increased revenue contribution and related operational leverage generated as noted above.
Bookings:
The IMS segment contributed $197 million and $556 million in new bookings for the three- and six- month periods ended June 30, 2022, respectively. Bookings decreased for both the three months ended June 30, 2022 by (18%) or $(42) million but reported an increase of 21% or $95 million for the six months ended June 30, 202 as compared to the three- and six- month periods ended June 30, 2021. This was primarily due to increased bookings for our force protection products including the definitization of 124 mission equipment package (MEP) contract to provide short range air defense for the U.S. Army. In addition to providing short range air defense solutions, our IMS segment also received new awards to support ballistic missile defense on the Patriot missile defense system, further driving the increase in bookings as compared to the prior year. Additionally, IMS continues to realize increased funding on the Next Generation Ballistic Submarine program as we transition from development into production.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2022, was $69 million compared to $240 million as of December 31, 2021.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(242)	$(185)
Net cash provided by investing activities	(22)	84
Net cash provided by financing activities	93	132
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	$(171)	$30
Free cash flow(1)	$(264)	$(214)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Operating Activities
Cash flows related to the operating activities decreased by $57 million, increasing cash usage from $185 million for the six months ended June 30, 2021 to $242 million for the six months ended June 30, 2022. This was primarily due to cash used to fund working capital for the six months ended June 30, 2022 when compared to six month ended

June 30, 2021 driven by a reduction in accounts payable and an increase in contract assets and inventory during the period. The increase in contract assets and inventory are attributable to advanced procurements to combat the extending lead times impacting supply chain.
Investing Activities
Net cash provided by investing activities decreased by $106 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The reduced cash generation was attributed the pay-back of the Surplus Treasury Agreement with US Holding. For the year ended December 31, 2020 we advanced US Holding $115 million which was subsequently repaid in the three months ended March 31, 2021 driving the decrease in investing cash generation as compared to the six months June 30, 2021.
Financing Activities
Net cash provided by financing activities decreased by $39 million for the six months ended June 30, 2022 versus June 30, 2021. The decrease was primarily related to a decrease in the net borrowings under our revolving credit facility due to working capital management as compared to the six months ended June 30, 2021.
Free Cash Flow
Free cash flow decreased by $50 million to $(264) million for six months ended June 30, 2022 from $(214) million for the six months ended June 30, 2021. This was primarily due to the decrease in cash used to fund working capital for the six months ended June 30, 2022 when compared to three months ended June 30, 2021.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $110 million as of June 30, 2022. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt .
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $55 million as of June 30, 2022. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
Given the broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To the extent feasible, we have consistently followed the practice of adjusting our estimated cost at completion to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. These adjustments are reflected in our June financial results and we have not seen broad based increases in costs from inflation that are material to the business as a whole; however, if we begin to experience greater than expected supply chain and labor inflation, our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the six-month period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 13 to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, and financial condition as set forth under “Risk Factors” in Part I, Item 1A of our Annual Report. Except as set forth in this Item 1A. “Risk Factors,” we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition and results of operations.
In addition to the risk factors previously disclosed in our Annual Report, the following are risks related to our pending merger with RADA, as described further in Note 1: Summary of Significant Accounting Policies—T. Acquisitions, Investments and Variable Interest Entities within the unaudited Consolidated Financial Statements:
•Because the exchange ratio is fixed and will not be adjusted in the event of any change in RADA’s share price, the value of the shares of DRS immediately following completion of the merger (the “combined company”) and the other transactions contemplated by the merger agreement is uncertain.
•The market price for shares of common stock of the combined company following the completion of the merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of RADA shares.
•The lack of a public market for DRS common stock makes it more difficult to evaluate the fairness of the merger.
•The shares of DRS common stock to be received by RADA shareholders as a result of the merger will have rights different from the RADA shares.
•RADA shareholders will each have reduced ownership and voting interest in and will exercise less influence over management of DRS.
•Until the completion of the merger or the termination of the merger agreement in accordance with its terms, DRS and RADA are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to DRS or RADA and their respective stockholders and shareholders.
•Difficulties in obtaining required approvals and satisfying closing conditions may prevent or delay completion of the merger.
•DRS and RADA must obtain certain regulatory approvals and clearances to consummate the merger, which, if delayed, not granted or granted with conditions not presently anticipated, could prevent, substantially delay or impair consummation of the merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger.
•Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the merger.
•The merger, including uncertainty regarding the merger, may cause customers, suppliers or strategic partners to delay or defer decisions concerning DRS and RADA or seek to change or cancel existing business relationships
•Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in the businesses of DRS and RADA, which could have an adverse effect on their respective businesses and financial results.
•The merger may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the merger could adversely impact the market price of RADA shares, as well as its business and operating results.

•The merger agreement may be terminated in accordance with its terms and the merger may not be consummated.
•Any termination of the merger agreement could negatively impact DRS and RADA.
•The directors and executive officers of DRS and RADA have interests that may be different from, or in addition to, those of DRS stockholders and RADA shareholders generally.
•DRS or RADA may waive one or more of the closing conditions without re-soliciting shareholder approval or amending this proxy statement/prospectus.
•The merger agreement contains provisions that could discourage a potential competing acquirer that might be willing to provide additional value to acquire or merge with either DRS or RADA.
•Each of DRS and RADA will incur significant transaction, merger-related and restructuring costs in connection with the merger.
•RADA shareholders will not be entitled to dissenters’, appraisal, cash exit or similar rights in the merger.
•If it is determined the merger does not qualify as a tax-free “reorganization” for U.S. federal income tax purposes, U.S. holders of RADA shares will generally recognize capital gain or loss as a result of the merger.
•Even if the merger qualifies as a “reorganization” under Section 368(a) of the Tax Code, a U.S. holder may still recognize gain as a result of the merger if RADA is or was classified as a “passive foreign investment company” for any taxable year during which a U.S. holder held RADA shares.
•DRS could be liable for certain tax liabilities, including tax liabilities of US Holding and its subsidiaries, under tax law and the tax allocation agreement.
•Lawsuits filed against DRS or RADA, or against DRS or RADA directors, challenging the merger, and an adverse ruling in any such lawsuit may prevent the merger from becoming effective or becoming effective within the expected time frame.
•The effects of the COVID-19 pandemic could adversely affect the business, results of operations and financial condition of DRS, RADA and the combined company following the completion of the merger.
•Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect the combined company’s financial condition and business operations.
•The failure to successfully combine the businesses of DRS and RADA may adversely affect the combined company’s future results.
•The combined company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the combined company, which could have an adverse effect on the combined company’s business and operations.
•The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.
•Combining the businesses of DRS and RADA may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger, which may adversely affect the combined company’s business results and negatively affect the value of the common stock of the combined company following the merger.
•The failure to integrate successfully the businesses and operations of DRS and RADA in the expected time frame may adversely affect the combined company’s future results.

•The combined company’s industry is highly competitive, which may impact its results of operations.
•The combined company will operate in a global, competitive environment which gives rise to operating and market risk exposure.
•The DRS and RADA unaudited prospective financial information is inherently subject to uncertainties, the unaudited pro forma financial data included in this document is preliminary and the combined company’s actual financial position and results of operations after the merger may differ materially from these estimates and the unaudited pro forma financial data included in this proxy statement/prospectus.
•DRS and RADA will incur significant transaction and merger-related costs in connection with the merger.
•The revenue of the combined company will depend on DRS’s and RADA’s ability to maintain certain levels of government business. The loss of contracts with U.S. and non-U.S. government agencies could adversely affect the combined company’s revenue.
•Third parties may terminate or alter existing contracts or relationships with DRS or RADA.
•The combined company may be unable to retain DRS and RADA personnel successfully after the merger is completed.
•The combined company’s debt may adversely affect its financial condition, limit its financial flexibility, or decrease its business flexibility.
•Declaration, payment and amounts of dividends, if any, distributed to stockholders of the combined company will be uncertain.
These risks are discussed more fully in the registration statement on Form S-4 we filed with the SEC on August 3, 2022. Although the registration statement has not yet been declared effective, we urge you to read it and any amendments and supplements thereto, because they contain important information about the merger, including relevant risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1*	Agreement and Plan of Merger, dated as of June 21, 2022, by and among Leonardo DRS, Inc., Blackstart Ltd and RADA Electronic Industries Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on June 21, 2022)
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Certain Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2022

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer