Form 10-Q
period 2022-09-30
Leonardo DRS, Inc.
filed 2022-11-07
CIK 1833756

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 333-266494
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 145 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Natural disasters or other significant disruptions; or
•Any conflict of interest that may arise because Leonardo US Holding, LLC (“US Holding”), our sole shareholder, or Leonardo S.p.A., our ultimate parent, may have interests that are different from those of our other shareholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions.
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2021, filed with the SEC on March 28, 2022 (our “Annual Report”) and Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2022, filed with the SEC on August 15, 2022 (our “Second Quarter Form 10-Q”), could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021
Revenues:
Products	$580	$606
Services	54	114
Total revenues	634	720
Cost of revenues:
Products	(461)	(495)
Services	(43)	(94)
Total cost of revenues	(504)	(589)
Gross profit	130	131
General and administrative expenses	(101)	(73)
Amortization of intangibles	(3)	(3)
Other operating income (expenses), net	350	(2)
Operating earnings	376	53
Interest expense	(9)	(9)
Other, net	—	(1)
Earnings before taxes	367	43
Income tax provision	88	8
Net earnings	$279	$35

Net earnings per share from common stock:
Basic and diluted earnings per share:	$1.92	$0.24

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021
Revenues:
Products	$1,670	$1,738
Services	203	321
Total revenues	1,873	2,059
Cost of revenues:
Products	(1,328)	(1,425)
Services	(154)	(240)
Total cost of revenues	(1,482)	(1,665)
Gross profit	391	394
General and administrative expenses	(261)	(225)
Amortization of intangibles	(7)	(7)
Other operating income (expenses), net	351	(7)
Operating earnings	474	155
Interest expense	(27)	(27)
Other, net	—	(1)
Earnings before taxes	447	127
Income tax provision	107	31
Net earnings	$340	$96

Net earnings per share from common stock:
Basic and diluted earnings per share:	$2.34	$0.66

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Net earnings	$279	$35
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(3)	(3)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	—	(2)
Gain from pension settlements	—	—
Other comprehensive income (loss), net of income tax	(3)	(5)
Total comprehensive income	$276	$30
See accompanying Notes to Consolidated Financial Statements.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net earnings	$340	$96
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(3)	—
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	7
Gain from pension settlements	3	—
Other comprehensive income (loss), net of income tax	1	7
Total comprehensive income	$341	$103
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$63	$240
Accounts receivable, net	170	156
Contract assets	913	743
Inventories	246	205
Other current assets	39	45
Total current assets	1,431	1,389
Noncurrent assets:
Property, plant and equipment, net	362	364
Intangible assets, net	45	52
Goodwill	952	1,071
Deferred tax assets, net	49	56
Other noncurrent assets	92	137
Total noncurrent assets	1,500	1,680
Total assets	$2,931	$3,069
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$67	$41
Accounts payable	285	479
Contract liabilities	195	174
Other current liabilities	365	295
Total current liabilities	912	989
Noncurrent liabilities:
Long-term debt	350	352
Pension and other postretirement benefit plan liabilities	56	61
Other noncurrent liabilities	75	74
Total noncurrent liabilities	$481	487
Shareholder's equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 300,000,000 shares authorized; 145,000,000 shares issued and outstanding	1	1
Additional paid-in capital	4,633	4,633
Accumulated deficit	(3,039)	(2,983)
Accumulated other comprehensive loss	(57)	(58)
Total shareholder's equity	1,538	1,593
Total liabilities and shareholder's equity	$2,931	$3,069

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$340	$96
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	48	44
Deferred income taxes	10	33
Gain from sale of business	(350)	—
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	(17)	6
Contract assets	(174)	(116)
Inventories	(43)	32
Other current assets	(2)	23
Other noncurrent assets	10	19
Defined benefit obligations	(4)	(12)
Other current liabilities	83	(7)
Other noncurrent liabilities	(3)	(18)
Accounts payable	(180)	(193)
Contract liabilities	36	(17)
Net cash used in operating activities	$(246)	$(111)
Investing activities
Capital expenditures	(35)	(42)
Business acquisitions, net of cash acquired	—	(14)
Proceeds from sales of businesses	483	—
Repayments received on related party note receivable	—	115
Investment in unconsolidated affiliate	—	(1)
Net cash provided by investing activities	$448	$58
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(12)	(4)
Repayment of related party debt	(640)	(725)
Borrowings from related parties	675	800
Dividend to US Holding	(396)	—
Other	(6)	(1)
Net cash provided by financing activities	$(379)	$70
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	$(177)	$17
Cash and cash equivalents at beginning of year	240	61
Cash and cash equivalents at end of period	$63	$78
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2020	$1	$4,633	$(70)	$(3,137)	$1,427
Total comprehensive income	—	—	7	96	103
Balance as of September 30, 2021	$1	$4,633	$(63)	$(3,041)	$1,530

Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	1	340	341
Dividend to US Holding				(396)	(396)
Balance as of September 30, 2022	$1	$4,633	$(57)	$(3,039)	$1,538

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,” or “the Parent”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the direct and sole shareholder of the Company.
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as advanced sensing, network computing, force protection and electrical power and propulsion.
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 83% and 82% of our total revenues as an end-user for the third quarter and nine months of 2022, respectively, and 84% and 85% for the third quarter and nine months of 2021, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 17% and 18% of our total revenues for the third quarter and nine months of 2022, respectively, and 16% and 15% for the third quarter and nine months of 2021, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing (“ASC”)
The ASC segment provides sensing and computing system and subsystem solutions to the U.S. military and allied nations focused on solving the most complex threat dynamics facing our service men and women today. We provide world class sensing products in all warfighting domains along with the computation systems to provide situational understanding.
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
D.Revenue Recognition
Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the "cost-to-cost method"). On certain other contracts, primarily time and material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customer based on control transferred to the customer. See Note 2. Revenue from Contracts with Customers for additional information regarding revenue recognition.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred.
G.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the third quarter and first nine months of 2022 and 2021 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of other comprehensive earnings.
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
L.Goodwill
Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria, the Company concluded it had six and seven reporting units at September 30, 2022 and December 31, 2021, respectively. The annual impairment test is conducted as of December

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
31. The Company did not identify any triggering events during the nine months ended September 30, 2022 or September 30, 2021. See Note 7: Goodwill for additional information regarding goodwill.
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
On August 3, 2022, we filed a registration statement on Form S-4 with the SEC for the shares of DRS common stock to be issued in the merger, which (as amended) was declared effective by the SEC on September 13, 2022. On October 19, 2022, RADA’s shareholders voted to approve the transaction, and on October 24, 2022, we received the required approval from the Committee on Foreign Investment in the United States (CFIUS). We anticipate closing near the end of November or early December 2022.
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period. The Company sold its interest in its only investment accounted for under the equity method on July 8, 2022.
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
Divestitures
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for a selling price of $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022 and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $305 million ($234 million after tax) of which $319 million, was included in Other operating income (expense) net partially reduced by aggregate transaction costs of $14 million included in Selling, General & Administrative costs and tax expenses of $71 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement.
The company recorded operating income for the GES business of $13 million and $23 million for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In February 2022, the Company’s Board of Directors approved the strategic initiative to divest of the Company’s interest in Advanced Acoustic Concepts (“AAC”). On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in the joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes), The aggregate gain of $31 million is included in Other Operating income (expense) net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.
Note 2. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Generally, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
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
Revenues for the majority of our contracts are measured using the cost-to-cost method. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.

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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$(11)	$(11)	$(22)	$(20)
Total % of Revenue	1.8%	1.6%	1.2%	1.0%

The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs as well as the impacts of inflation on certain fixed price production programs. They consist of changes in the designs required to achieve contractual specifications for fixed priced development programs and inflationary cost increases on certain naval production programs that resulted in a change in the programs’ estimate and related profitability. The reduction to revenue for the three and nine month periods ended September 30, 2022 and September 30, 2021 was attributed primarily to certain cost impacts on surface ship programs within our IMS segment and inflationary pressures on naval programs within our ASC segment.
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

(Dollars in millions)	September 30, 2022	December 31, 2021
Contract assets	$913	$743
Contract liabilities	195	174
Net contract assets	$718	$569
Revenue recognized in the three and nine month periods ended September 30, 2022 that was included in the contract liability balance at the beginning of each period was $14 million and $121 million, respectively. Revenue

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recognized in the three and nine month periods ended September 30, 2021 that was included in the contract liability balance at the beginning of each period was $11 million and $100 million, respectively.
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
Value of Remaining Performance Obligations
The value of remaining performance obligations, which we also refer to as total backlog, includes the funded and unfunded components. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.

The following table summarizes the value of our total backlog as of September 30, 2022, incorporating both funded and unfunded components:

Backlog:	September 30, 2022
(Dollars in millions)
Total Backlog	$3,138
We expect to recognize approximately 21% of our September 30, 2022 backlog as revenue over the next three months, with the remainder to be recognized thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue by Geographical Region
United States	$364	$484	$1,103	$1,385
International	41	27	137	90
Intersegment Sales	3	6	8	13
Total	$408	$517	$1,248	$1,488
Revenue by Customer Relationship
Prime contractor	$216	$346	$664	$901
Subcontractor	189	165	576	574
Intersegment Sales	3	6	8	13
Total	$408	$517	$1,248	$1,488
Revenue by Contract Type
Firm Fixed Price	$349	$438	$1,085	$1,283
Flexibly Priced(1)	56	73	155	192
Intersegment Sales	3	6	8	13
Total	$408	$517	$1,248	$1,488
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue by Geographical Region
United States	$222	$198	$612	$547
International	7	11	21	37
Intersegment Sales	—	—	1	—
Total	$229	$209	$634	$584
Revenue by Customer Relationship
Prime contractor	$41	$41	$110	$127
Subcontractor	188	168	523	457
Intersegment Sales	—	—	1	—
Total	$229	$209	$634	$584
Revenue by Contract Type
Firm Fixed Price	$195	$179	$542	$495
Flexibly Priced(1)	34	30	91	89
Intersegment Sales	—	—	1	—
Total	$229	$209	$634	$584

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
Accounts receivable	$171	$157
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$170	$156
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $3 million and $15 million at September 30, 2022 and December 31, 2021, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.
Note 4. Inventories
Inventories consists of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
Raw materials	$50	$43
Work in progress	194	161
Finished goods	2	1
Total	$246	$205
Note 5. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
Land, buildings and improvements	$321	$312
Plant and machinery	190	191
Equipment and other	317	298
Total property, plant and equipment, at cost	828	801
Less accumulated depreciation	(466)	(437)
Total property, plant and equipment, net	$362	$364
Depreciation expense related to property, plant and equipment was $14 million and $41 million for the three and nine month periods ended September 30, 2022, and $13 million and $37 million for the three and nine month periods ended September 30, 2021, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Salaries, wages and accrued bonuses	$63	$70
Fringe benefits	68	74
Litigation	10	10
Restructuring costs	1	4
Provision for contract losses	55	48
Operating lease liabilities	25	24
Taxes Payable	87	—
Other(1)	56	65
Total other current liabilities	$365	$295
Operating lease liabilities	$61	$73
Other	14	1
Total other noncurrent liabilities	$75	$74
________________
(1)Consists primarily of environmental remediation reserves and warranty reserves. See Note 15: Commitments and Contingencies for more information regarding the warranty provision.

Note 7. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance as of December 31, 2021	$652	$419	$1,071
Reduction for Divestitures	(117)		(117)
Acquisition adjustment	(2)	—	(2)
Balance as of September 30, 2022	533	419	952

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
The following disclosure presents certain information regarding the Company's intangible assets as of September 30, 2022 and December 31, 2021. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$957	$(915)	$42	$957	$(908)	$49
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$966	$(921)	$45	$966	$(914)	$52
Amortization expense related to intangible assets was $3 million and $7 million for the three and nine month periods ended September 30, 2022 and was $3 million and $7 million for the three and nine month periods ended September 30, 2021.
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

Note 9. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Gross deferred tax assets	$110	$120
Less valuation allowance	10	10
Deferred tax assets	100	110
Deferred tax liabilities	51	54
Deferred tax assets, net	$49	$56

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $11 million and $11 million as September 30, 2022 and December 31, 2021, respectively, that are recorded in accumulated other comprehensive loss to recognize the funded status of our retirement plans. See Note 11: Pension and Other Postretirement Benefits for additional details.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
7.5% Term loan due November 30, 2023(1)	$139	$139
5.0% Daylight term loan due October 15, 2024(1)	78	78
Borrowings under revolving credit facility(1)	35	—
Finance lease and other	162	161
Short-term borrowings	3	15
Total debt principal	417	393
Less unamortized debt issuance costs and discounts	—	—
Total debt, net	417	393
Less short-term borrowings and current portion of long-term debt	(67)	(41)
Total long-term debt	$350	$352
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In January 2009, the Company entered into a credit agreement with its ultimate parent company, Finmeccanica S.p.A. (presently Leonardo S.p.A.) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and has a maturity of November 30, 2023. The 2009 Credit Agreement provides for a term loan bearing interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at September 30, 2022 and December 31, 2021 was $139 million. The fair value of this term loan at September 30, 2022 and December 31, 2021 was $129 million and $182 million, respectively; however, the Company has the ability to prepay the outstanding principal balance at the carrying amount without penalty.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million and $78 million at September 30, 2022 and December 31, 2021, respectively, which approximates its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan has an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15.
Credit Facilities
The 2009 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of September 30, 2022 and December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million and an interest rate of LIBOR plus 3.5%. There is a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there are no compensating balance requirements. The outstanding balance as of September 30, 2022 was $35 million and there was no balance on the Revolving Credit Facility as of December 31, 2021.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $75 million and $65 million at September 30, 2022 and December 31, 2021, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At September 30, 2022 and December 31, 2021, there was no

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $31 million and $35 million as of September 30, 2022, and December 31, 2021, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of September 30, 2022 and December 31, 2021, the Company recognized $3 million and $15 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 3: Accounts Receivable for more information.
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
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the three months ended September 30:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1	1	—	—	—	—
Less Expected return on plan assets	(1)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	—	—	—	—	—
Net periodic benefit cost	$—	$(1)	$—	$—	$—	$—

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the nine months ended September 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$4	$4	—	—	1	—
Less Expected return on plan assets	$(5)	$(6)	—	—	—	—
Amortization of net actuarial loss (gain)	$1	$1	—	(1)	—	—
Amortization of prior service cost	$—	$—	—	—	—	—
Settlement expense (income)	$1	$—	—	—	—	—
Net periodic benefit cost	$1	$(1)	$—	$(1)	$1	$—

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
Pension related expenses are reflected in the Costs of revenues and General and administrative expenses on the Consolidated Statement of Earnings (unaudited).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustment (“REAs”) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications, REAs and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended September 30, 2022:

(Dollars in millions)
Balance as of December 31, 2021	$19
Additional provision	8
Reversal and utilization	(8)
Balance as of September 30, 2022	19
Note 14. Related Party Transactions
The Company provides services related to certain of the U.S. operations of our parent and certain other of its affiliates. These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales with the Parent and its other affiliates that occur in the regular course of business.
Related-party sales for these transactions are included in revenues and were $63 million and $7 million for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively and $9 million and $3 million for the three-month periods ended September 30, 2022 and September 30, 2021, respectively.
The Company has related-party purchases with the Parent and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $20 million and $22 million for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively and related-party purchases for these transactions are included in cost of revenues for the three -month periods ended September 30, 2022 and September 30, 2021 were $2 million and $16 million, respectively.
The receivables related to these transactions with the Parent and its other affiliates of $33 million and $2 million, respectively, and payables of $7 million and $1 million , respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. In addition there was a related party balance in contract assets of $8 million and $0 million at September 30, 2022 and December 31, 2021, respectively.
The Company entered into a Surplus Treasury Agreement with US Holding (the “Surplus Agreement”) in December 2019. The Surplus Agreement allows the Company to advance excess funds to US Holding when funds are available. The advances bear interest at LIBOR plus between 5 and 20 basis points depending on the tenor of the advance. As of September 30, 2022 and December 31, 2021 the Company did not advance any amount to US Holding.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. Refer to Note 1: Summary of Significant Accounting Policies and Note 16: Subsequent Events more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Certain information related to our segments for the three and nine month periods ended September 30, 2022 and September 30, 2021 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of September 30, 2022 and September 30, 2021 has been included in Note 1: Summary of Significant Accounting Policies. Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation.
Total revenues and intersegment revenues by segment for the three and nine month periods ended September 30, 2022 and, September 30, 2021 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
ASC	$408	$517	$1,248	$1,488
IMS	229	209	634	584
Corporate & Eliminations	(3)	(6)	(9)	(13)
Total revenue	$634	$720	$1,873	$2,059

(Dollars in millions)	2022	2021	2022	2021
ASC	$3	$6	$8	$13
IMS	—	—	1	—
Total intersegment revenue	$3	$6	$9	$13
Depreciation by segment for the three and nine month periods ended September 30, 2022 and September 30, 2021 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
ASC	$9	$9	$27	$25
IMS	5	4	14	12
Total depreciation	$14	$13	$41	$37

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total assets by segment as of September 30, 2022 and December 31, 2021 consist of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
ASC	$1,661	$1,545
IMS	1,121	1,145
Corporate & Eliminations	149	379
Total assets	$2,931	$3,069
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Adjusted EBITDA
ASC	$36	$56	$125	$171
IMS	22	14	73	39
Corporate & Eliminations	—	—	—	—
Total Adjusted EBITDA	58	70	198	210
Amortization of intangibles	(3)	(3)	(7)	(7)
Depreciation	(14)	(13)	(41)	(37)
Interest expense	(9)	(9)	(27)	(27)
Deal related transaction costs	(16)	—	(26)	(4)
Gain on sale of business	350	—	350	—
COVID-19 response costs	—	(1)	—	(6)
Other non-operational events	1	(1)	—	(2)
Income tax (provision) benefit	(88)	(8)	(107)	(31)
Net earnings	$279	$35	$340	$96
Note 16. Subsequent Events
The Company has evaluated subsequent events through November 7, 2022, which represents the date on which the Consolidated Financial Statements were issued.
On October 3, 2022, US Holding converted from a Corporation to a Limited Liability Company under Delaware law. Accordingly, US Holding will be taxed as a partnership and the Company will no longer be included in the US Consolidated tax filings of US Holding. Prospectively, the Company will file a consolidated return with Leonardo DRS, Inc. as the parent company and will include the US Subsidiaries of Leonardo DRS, Inc.
As previously announced, on June 21, 2022, we entered into the Agreement and Plan of Merger, dated as of June 21, 2022 (the “merger agreement”), by and among the Company, RADA Electronic Industries Ltd (“RADA”) and Blackstart Ltd, a company organized under the laws of the State of Israel and a wholly owned subsidiary of DRS (“Merger Sub”). In connection with this transaction, which is detailed in Note 1 Summary of Significant Accounting Policies,on October 19, 2022, RADA’s shareholders voted to approve the transaction, and on October 24, 2022, we received the required approval from the Committee on Foreign Investment in the United States (CFIUS). We anticipate closing near the end of November or early December 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” and this Quarterly Report, and under “Risk Factors” in Part I, Item 1A of our Annual Report and Part II, Item 1A. “Risk Factors” in our Second Quarter Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the U.S. Department of Defense (“DoD”). The DoD is our largest customer. For the third quarter and first nine months of 2022, the DoD accounted for approximately 83% and 82%, respectively, of our business as an end-user. The revenues for the three and nine month periods ended September 30, 2022 are principally derived directly or indirectly from contracts with the U.S. Army, which represented 40% and 35%, respectively, and the U.S. Navy, which represented 31% and 32%, respectively, of our consolidated revenue, in each case consistent with historic trends.
Our operations and reporting are structured into the following two technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensing and Computing (“ASC”): Our Advanced Sensing and Computing segment is organized to provide equipment that enables the sensing and understanding of the battlefield to ensure our armed forces are equipped with real-time intelligence required to deliver enhanced decision making and execution in theater. From leading long-range sensing capabilities, expanding our reach, to rugged, trusted, and cyber resilient computing, our ASC products provide our customers with the ability to be successful in their mission.

Our ASC segment provides ground vehicle systems including third generation infrared sensors, long-range threat detection, situational awareness, targeting and vehicle protection. Additionally, we offer a full complement of soldier systems, including next generation sensors, and targeting systems to improve infantry combat effectiveness. Our sensing technologies also support aircraft survivability through advanced two-color infrared sensors and our quantum cascade lasers which detect and protect aircraft from missile attacks.
In addition to our optical sensing systems, we provide state of the art technology in Electronic Warfare and cyber systems to enable our customer’s integrated capabilities for multi-domain operations to supplement kinetic warfare. Our mounted and dismounted EW systems and intelligence solutions across a broad range of platforms bring world-class capability to our customers.
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
Impacts of COVID-19 On Our Business
The coronavirus (“COVID-19) pandemic continued to impact national and global economies in the first nine months of 2022. The emergence of the Omicron variant in late 2021 and resulting increase in COVID cases in early 2022 has had an impact on our operations and our supply chain. The recovery has been slower than anticipated, in particular supply chain impacts which are anticipated to continue into 2023. We continue to closely monitor COVID-19 impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers.
The United States has taken several steps to respond to the pandemic. On September 9, 2021, President Biden announced a COVID-19 action plan, including an executive order, the Safer Workforce Task Force guidance issued on September 24, 2021 and the DoD’s Force Health Protection guidance. This executive order and guidance (as amended) contained a clause that required covered federal contractors and subcontractors to implement federally required vaccine mandates. This clause was implemented into several of our applicable federal contracts. In light of certain of certain court orders, however, the Office of Management and Budget has stated that the U.S Government will not take action to enforce this clause until further notice. If ultimately upheld and enforced, this federal contract requirement may impact several of our contracts and the locations where those contracts are performed. We are continuing to evaluate these evolving requirements, especially as our customers determine if, when, and how to implement these potential contractual requirements. We cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. These evolving government requirements, along with broader impacts of the continuing pandemic, could impact our workforce and performance, as well as those of our suppliers.
We continue to follow the practice started in the first quarter of 2022 that any remaining additional costs to operate our business in response to the COVID-19 environment should be reported as part of our normal business operations and not separately identified as an adjustment to EBITDA. In addition to the challenges that COVID-19 is presenting to the industry and our Company, significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 83% and 82% of our consolidated revenue for the third quarter and first nine months of 2022, respectively, and 84% and 85% of our consolidated revenue for the third quarter and first nine months of 2021. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three and nine month periods ended September 30, 2022, U.S. government sales with the U.S. Army represented 40% and 35% and U.S. government sales with the U.S. Navy represented 31% and 32%, respectively, of our consolidated revenue. For the three and nine month periods ended September 30, 2021, U.S. government sales with the U.S. Army represented 33% and 36% and U.S. government sales with the U.S. Navy represented 31% and 31%, respectively, of our consolidated revenue.
The Third Quarter was highlighted by continued congressional work on the Fiscal Year 2023 (“FY 23”) authorizations and appropriations legislation following the President’s FY 23 budget request in the first quarter of the calendar year. The House of Representatives passed a FY 23 National Defense Authorization Act (NDAA) on July 14, 2022. The Senate Armed Services Committee released their committee-passed mark of their NDAA on July 18, 2022 which increased the top line authorization level by approximately $45 billion compared to the President’s FY 23 budget request. The bill was not considered on the Senate floor during the quarter.
To prevent a government shutdown at the end of 2022, Congress passed a Continuing Resolution (CR) at the end of September, and the President signed the legislation into law on September 30, 2022. The extension is effective through December 16, 2022 allowing lawmakers more time to complete the FY 23 appropriations bills.
In February 2022, Russian forces invaded Ukraine. In response, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. The conflict and these sanctions have caused disruptions to global economies and some global businesses, including heightened cybersecurity risks, supply chain challenges, increased energy costs, foreign currency exchange rate fluctuations, as well as an exacerbation of existing inflationary pressures. In addition, the Russia-Ukraine conflict has created supply chain challenges for our Company and our suppliers, which we will continue to monitor and work to mitigate.

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
Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Total revenues	$634	$720	$1,873	$2,059
Bookings	874	484	2,304	1,919
Backlog	3,138	3,152	3,138	3,152
Adjusted EBITDA(1)	58	70	198	210
Adjusted EBITDA Margin(1)	9.2%	9.8%	10.6%	10.2%
Adjusted EPS(1)(2)	$0.17	$0.25	$0.66	$0.73
Free Cash Flow(1)	$(3)	$109	$(262)	$(149)

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
Backlog - The value of remaining performance obligations, which we also refer to as total backlog, includes the funded and unfunded components. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.
The unfunded and funded backlog combine to equal the total backlog as depicted in the table below at the respective date presented:

Backlog:	September 30, 2022
(Dollars in millions)
Total Backlog	$3,138
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
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net earnings (loss)	$279	$35	$340	$96
Income tax provision (benefit)	$88	$8	$107	$31
Amortization of intangibles	$3	$3	$7	$7
Depreciation	14	13	41	37
Interest expense	9	9	27	27
Deal related transaction costs	16	—	26	4
Gain on sale of business	(350)	—	(350)	—
COVID-19 response costs	—	1	—	6
Other non-operational events	(1)	1	—	2
Adjusted EBITDA	$58	$70	$198	$210

Adjusted EPS – We calculate Adjusted EPS by excluding transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses, COVID-19 response costs and gains on sale of businesses net of tax from our net earnings (loss) to arrive at Adjusted EPS. We believe that Adjusted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business operations such as our capital structure, significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Adjusted EPS has limitations as an analytical tool and does not represent, and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted EPS to U.S. GAAP EPS is shown below:
Consolidated Entity Reconciliation of Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net earnings (loss)	$279	$35	$340	$96
Deal related transaction costs	$16	$—	$26	$4
Gain on sale net of taxes	$(270)	$—	$(270)	$—
COVID-19 response costs	$—	$1	$—	$6
Adjusted net earnings (loss)	$25	$36	$96	$106
Adjusted EPS (1)	$0.17	$0.25	$0.66	$0.73
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021.

Free Cash Flow – We define free cash flow as the sum of the cash flows provided by operating activities, adjusted for transaction related expenditures, and the cash flows provided by (used in) investment activities pertaining to capital expenditures and proceeds generated from the sale of capital assets.
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net Cash provided by (used in) operating activities	$(4)	$138	$(246)	$(111)
Transaction related expenditures	14	—	19	4
Capital expenditures	(13)	(29)	(35)	(42)
Proceeds from sales of assets	—	—	—	—
Free cash flow	$(3)	$109	$(262)	$(149)

Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.
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
In particular, profitability can fluctuate predicated on the type of contract awarded. Typically fixed-price development programs on complex systems represent a higher risk profile to complete on-budget. To the extent our fixed-price development efforts create a larger portion of our revenue output, this may result in reduced operating margins given the higher risk profile. The following represents the impact that changing certain of our estimates, which are primarily attributed to changes in our firm-fixed-price type programs and inflation related cost impacts on certain fixed price production programs. Cost changes consist of changes in the designs required to achieve contractual specifications for fixed priced development programs and inflationary impacts on certain naval production programs that resulted in a change in the programs’ estimate and related profitability. The reduction to revenue for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 was attributed primarily to certain cost impacts on surface ship programs within our IMS segment and inflationary pressures on naval programs within our ASC segment.
Impact of Change in Estimates on our Revenue Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$(11)	$(11)	$(22)	$(20)
Total % of Revenue	1.8%	1.6%	1.2%	1.0%
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
International & Commercial Sales
International and Commercial revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 17% and 18% of our revenue for the three and nine months ended September 30, 2022, respectively, and 16% and 15% of our revenue for the three and nine months ended September 30, 2021, respectively. The increase is due in part to increased purchases resulting from new and expanded military aid programs in support of Ukraine in its conflict with Russia. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three and nine month periods ended September 30, 2022.
Acquisitions and Divestitures
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. On March 22, 2022, we announced the signing of a definitive sale agreement for 100% of the stock of our Global Enterprise Solutions (“GES”) operating unit, which was completed on August 1, 2022 and on April 19, 2022, we signed a definitive sale agreement for our 51% ownership stake in our Advanced Acoustics Concepts Joint Venture with Thales (“AAC”), which was completed on July 8, 2022.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 91% and 89%, respectively, of our total revenues for the third quarter and first nine months of 2022. Our remaining revenue is generated from service related contracts. Additionally, 86% and 87%, respectively, of our revenue is derived from firm-fixed priced contracts for both the three and nine month periods ended September 30, 2022. This is consistent for both contract types when compared to product sales and firm-fixed priced sales of 86% and 86%, respectively, for the three and nine months ended September 30, 2021.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the third quarter and first nine months of 2022, flexible priced contracts represented 14% and 13% of our total revenues, respectively. This consistent for flexible priced contracts sales of 14% for both three months and nine months ended September 30, 2021.
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
General and Administrative Expenses
General and administrative expenses include general and administrative expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions. Additionally, general and administrative expenses include internal research and development costs, expenditures related to bid and proposal efforts and expenditures to support non-routine acquisitions and dispositions executed throughout the year. We expect general and administrative expenses will be impacted by the costs associated with being a publicly-traded company.
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the third quarter and first nine months of 2022, as compared to the third quarter and first nine months of 2021. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

			September 30, 2022 vs. September 30, 2021 Variance
(Dollars in millions, except per share amounts)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Total revenues	$634	$720	$(86)	(11.9)%
Total cost of revenues	(504)	(589)	$85	(14.4)%
Gross profit	$130	$131	$(1)	(0.8)%
Gross margin	20.5%	18.2%	2.3%	12.7%
General and administrative expenses	(101)	(73)	$(28)	38.6%
Amortization of intangibles	(3)	(3)	$—	7.1%
Other operating income (expenses), net	350	(2)	$352	(17610.0)%
Operating earnings	$376	$53	$323	606.8%
Interest expense	$(9)	$(9)	$—	1.8%
Other, net	$—	$(1)	$1	(100.0)%
Earnings before taxes	$367	$43	$324	749.2%
Income tax provision	$88	$8	$80	1000.0%
Net earnings	$279	$35	$244	696.7%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$1.92	$0.24	$1.68	696.7%
Diluted EPS(1)	$1.92	$0.24	$1.68	696.7%
Adjusted EPS(1,2)	$0.17	$0.25	$(0.08)	30.8%
Adjusted EBITDA(2)	$58	$70	$(12)	(17.3)%
Adjusted EBITDA Margin(2)	9.2%	9.8%	(0.6%)	(6.1)%
Backlog(2)	$3,138	$3,152	$(14)	(0.4%)
Bookings(2)	$874	$484	$390	80.6%
Free cash flow(2)	$(3)	$109	$(112)	(103.1)%
______________

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

			September 30, 2022 vs. September 30, 2021 Variance
(Dollars in millions, except per share amounts)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total revenues	$1,873	$2,059	$(186)	(9.0)%
Total cost of revenues	(1,482)	(1,665)	$183	(11.0)%
Gross profit	$391	$394	$(3)	(0.8)%
Gross margin	20.9%	19.1%	1.7%	9.1%
General and administrative expenses	(261)	(225)	$(36)	16.1%
Amortization of intangibles	(7)	(7)	$—	2.9%
Other operating income (expenses), net	351	(7)	$358	(5117.1)%
Operating earnings	$474	$155	$319	205.4%
Interest expense	$(27)	$(27)	$—	—%
Other, net	$—	$(1)	$1	(100.0)%
Earnings before taxes	$447	$127	$320	251.4%
Income tax provision	$107	$31	$76	245.2%
Net earnings	$340	$96	$244	254.2%
Shares outstanding(1)	145	145	$—	—%
Basic EPS(1)	$2.34	$0.66	$1.68	254.2%
Diluted EPS(1)	$2.34	$0.66	$1.68	254.2%
Adjusted EPS(1,2)	$0.66	$0.73	$(0.07)	9.6%
Adjusted EBITDA(2)	$198	$210	$(12)	(5.9)%
Adjusted EBITDA Margin(2)	10.6%	10.2%	0.4%	3.5%
Backlog(2)	$3,138	$3,152	$(14)	(0.4)%
Bookings(2)	$2,304	$1,919	$385	20.1%
Free cash flow(2)	$(262)	$(149)	$(113)	(75.8)%
______________

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

Our operating results for the nine months ended September 30, 2022 showed mixed results when compared to the nine months ended September 30, 2021. We reported new bookings that exceeded the prior year by over 20%, underpinning future revenue growth. Revenue and Adjusted EBITDA both fell below prior year attributed primarily to the August 1, 2022 disposition of our GES operating unit and the impact of micro-electronic component availability within our ASC segment which has delayed the receipt of material and therefore negatively impacted program progress and revenue realization. Despite the reduced revenue volume and additional inflationary cost pressures impacting Adjusted EBITDA, our Adjusted EBITDA Margin increased 36 bps as compared to the prior year, highlighting our ability to continue to demonstrate margin expansion. The margin expansion is largely attributed to improved program performance on our submarine electric propulsion programs with the US Navy. Net earnings showed a significant increase to prior year driven by gains recorded on the sale of our GES business and AAC joint venture. Our cash usage increased for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 attributed to an increase in inventory and contract assets to combat extending supply chain lead-times.
Revenue of $1,873 million represented a decrease of $186 million or (9.0%) with operating earnings increasing $319 million or 205% driving a net earnings increase of $244 million (254%) for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. Adjusted EBITDA decreased by $12 million (6%) while adjusted EBITDA margins increased by 35 bps to 10.6% for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.
Revenue
Our revenue of $634 million decreased $86 million or (11.9)% over the three months ended September 30, 2021 while our nine month revenue of $1,873 million decreased $186 million or (9)% over the nine months ended September 30, 2021. The revenue decrease for the nine months ended September 30, 2022 is attributed to a decline in our ASC segment, partially offset by an increase in our IMS segment. Our ASC segment decreased revenues by $240 million or (16.1%) driven by the August 1, 2022 sale of our GES operating unit and the availability of micro-electronic components across the segment, which resulted in delayed material receipts, reducing program progress and revenue recognition. Additionally on certain ruggedized computing programs with the US Army we realized a reduction in new orders and revenue attributed to reduced customer installation staffing capabilities stemming from COVID impacts to the on-site workforce. These reductions were partially offset by increased demand for our International Weapon Sight programs, resulting from the Russian invasion of Ukraine. Our IMS segment revenues increased by $50 million or 8.6% as compared to the prior year period primarily due to the increased deliveries in the Force Protection market, highlighted by our counter unmanned aerial threat production program with the U.S. Army and continued progress on our submarine electric propulsion programs with the U.S. Navy.
Cost of Revenues
Cost of revenue for the three months ended September 30, 2022 decreased $85 million or (14)% from $589 million to $504 million when compared to the three months ended September 30, 2021, exceeding the reduction attributed to the decreased revenue output and the inflationary impacts to our material procurements realized during the period, resulting in increased margin. Cost of revenue for the nine months ended September 30, 2022 decreased by $183 million or (11)% from $1,665 million to $1,482 million which has also outpaced the decrease resulting from the revenue and inflation impacts as described above, increasing our gross profit contribution. The year over year cost of revenue decrease and the corresponding increase in our margin profile is attributed to improved contract performance, decreasing the cost of revenues as a percentage of revenue highlighted by continued cost savings generated from our operational excellence program, APEX, and the continued transition of development programs into production. The program transition and improved profitability is highlighted by our submarine electric propulsion programs within our IMS sector.
Gross Profit
Gross profit decreased by $1 million or (0.8)% to $130 million for the third quarter despite a revenue decline of over 12% driving gross margin 231 bps higher than the prior year third quarter results. Similarly, our nine months ended September 30, 2022 gross profit declined $3 million, or (1)% to $391 million for the nine months ended September 30, 2022. The 2% gross profit decline for the nine months ended September 30, 2022 compares to a revenue decline of (9)%, increasing gross margin by 174 bps. The increased profitability is attributed to the improved program performance noted above.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 increased by $28 million or 28% as compared to the three months ended September 30, 2021 and increased by $36 million or 14% for the nine-months ended September 30, 2022 as compared to the nine months ended September 30, 2021. As a percentage of revenue, general and administrative expenses increased to 14% for the nine months ended September 30, 2022 from 11% for the nine months ended September 30, 2021. The principal driver of the increase is attributed to non-recurring expenditures to support our recently closed divestitures and our pending merger with RADA Electronic

Industries Ltd. in the fourth quarter. These costs resulted in incremental General and Administrative expenditures of $16 million and $26 million for the three and nine month periods ended September 30, 2022, respectively, compared to the $0 million and $4 million realized in the prior year to support non-recurring transactions. The remaining increase excluding the deal related investments, is attributed to increased internal research and development (IRAD) costs and deal related transaction costs which increased $6 million and $12 million when compared to the three and nine months ended September 30, 2021, respectively.
Other Operating Income and Expenses, Net
Other operating income (expenses) increased by $352 million to $350 million income in the three months ended September 30, 2022 when compared to $2 million expense for the three months ended September 30, 2021. For the nine months ended September 30, 2022 other operating income (expenses) increased by $358 million from $7 million expense for nine months ended September 30, 2021 to $351 million income for nine months ended September 30, 2022. The increase for both the quarter and nine months is primarily due to the gain on sale of the GES business and AAC Joint venture which totaled $350 million. In addition, employee safety costs related to COVID-19 investments of $1 million and $6 million, respectively, were incurred in the prior year. In the current year, we no longer classify COVID-19 expenditures separately and expenses incurred are reflected in Cost of Revenues or General and Administrative Expenses.
Amortization of Intangibles
Amortization of intangibles of $3 million and $7 million for three and nine months ended September 30, 2022 were consistent with three and nine months ended September 30, 2021.
Operating Earnings
Operating earnings increased by $323 million and $319 million to $376 million and $474 million for three and nine months ended September 30, 2022 from $53 and $155 million for the three and nine months ended September 30, 2021. The increase was driven mainly by the gains on asset sales, resulting from our dispositions of our GES and AAC operating units, offset slightly by increased general and administrative expenditures resulting from increased transaction related expenditures and IRAD, as previously mentioned above.
Interest Expense
There was no change in interest expense for the three and nine months ended September 30, 2022 from the prior year of $27 million of interest expenditures realized for the nine months ended September 30, 2021.
Other, Net
Other, net decreased for the nine months ended September 30, 2022 to $0 million from $1 million for the nine months ended September 30, 2021.
Earnings Before Taxes
Earnings before taxes increased by $324 million and $320 million to $367 million and $447 million for the three and nine months ended September 30, 2022, respectively, from $43 million and $127 million for the three and nine months ended September 30, 2021. The improved profitability resulted in a 251% increase in earnings before taxes for the nine months ended September 30, 2021 as compared to the prior year period. The increase was primarily driven by the gains from business sales noted above offset partially by an increase in general and administrative expenses as discussed above.
Income Tax Provision
Income tax provision increased by $80 million and $76 million to $88 million and $107 million for the three and nine months ended September 30, 2022, respectively, from $8 million and $31 million for the three and nine months ended September 30, 2021. This was primarily attributable to an increase in earnings before taxes of $324 million and $320 million for the third quarter and nine months ended September 30, 2022, respectively, and unfavorable discrete tax expense recorded during the six months ended June 30, 2021. The discrete items were due to certain state law tax changes and an increase in estimated nondeductible expenses.
Net Earnings
Net earnings increased by $244 million and $244 million to $279 million and $340 million for the three and nine months ended September 30, 2022, respectively, when compared to the three and nine months ended September 30, 2021. The increase for the three months ended September 30, 2022 was driven by increased earnings before taxes of $324 million offset by decreased income tax provision of $80 million, as described above.
Adjusted EBITDA
Adjusted EBITDA decreased by $12 million or (17%) to $58 million for the three months ended September 30, 2022 and $12 million or (6%) to $198 million for the nine months ended September 30, 2022 when compared to $70 million and $210 million for the three and nine months ended September 30, 2021, respectively. The decrease is driven by lower gross profit as noted above driven by lower revenue volumes and disposition of our GES and AAC operating units, which was offset by improved profitability through improved program performance.
Adjusted EBITDA Margin
Adjusted EBITDA Margin decreased from 9.8% for the three months ended September 30, 2021 to 9.2% for the three months ended September 30, 2022 while increasing 35 bps from 10.2% for the nine months ended September 30, 2021 to 10.6% for the nine months ended September 30, 2022. This was primarily due to improved program performance driven by the transition of certain development programs into production driving margin expansion most notably on our submarine electric propulsion programs within our IMS sector.
Adjusted EPS
For the three and nine month periods ended September 30, 2022, there were no changes in the number of basic and diluted shares. No equity awards were issued during the period. As of September 30, 2022 there were 145,000,000 shares of common stock outstanding resulting in Adjusted EPS of $0.66, a decrease of $(0.07) from $0.73 for the nine months ended September 30, 2021. The consistent Adjusted EPS reduction is driven by consistent by the reduced by the reduction of revenue and profit contributions from our disposed operating units and lower revenue realized during the respective periods as noted above.
Backlog
Backlog decreased by $14 million to $3,138 million for the nine months ended September 30, 2022 from $3,152 million for the nine months ended September 30, 2021. The decrease is due in part to the removal of backlog related to the recently sold GES business partially offset by strong bookings in the nine months ended September 30, 2022. Excluding the impact of the GES disposition, backlog expanded year over year by approximately 4%, attributed to strong new orders received during the nine months, evidenced by bookings exceeding revenue by 23%.
Bookings
Bookings for the nine months ended September 30, 2022 increased by 20% or $385 million to $2,304 million as compared to $1,919 million for the nine month ended September 30, 2021. The increase is attributable to increased demand at both our ASC and IMS segments. The increase was driven by new awards in our ASC segment for International Weapon Sights and other Eastern European demand for our sensing and computing products as defense investment has increased following the Russian invasion of Ukrainian. In our IMS segment, we also realized an increase in bookings driven by the definitization of certain Counter UAS and Short Range Air Defense programs with the U.S. Army, missile transport and fire control awards to support international sales of the Patriot Missile and additional funding received on our Next Generation Ballistic Submarine program with the U.S. Navy. All partially offset by a reduction of ground vehicle awards received on our ruggedized computing programs with the U.S. Army in our ASC segment, resulting from reduced customer installation readiness subsequent to the COVID-19 impact on the workforce.

Free cash flow
Free cash flow decreased by $113 million to $(262) million for the nine months ended September 30, 2022 from $(149) million for the nine months ended September 30, 2021. This was primarily due to investments in supply chain readiness driving an increase in inventory and contract related assets, increased payments to vendors reducing our Accounts Payable balance and a reduction in net earnings, excluding the gain realized on the GES and AAC dispositions.

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

			Three Months Ended September 30, 2022 vs. September 30, 2021 Variance
	Three Months Ended September 30, 2022
(Dollars in millions)	2022	2021
Revenue:
ASC	$408	$517	$(109)	(21.1%)
IMS	$229	$209	$20	9.6%
Corporate & Eliminations	$(3)	$(6)	$3	(50.0%)
Total revenue	$634	$720	$(86)	(12.0%)
Adjusted EBITDA:
ASC	$36	$56	$(20)	(35.4%)
IMS	$22	$14	$8	57.1%
Corporate & Eliminations	$—	$—	$—	—%
Total Adjusted EBITDA	$58	$70	$(12)	(16.8%)
Adjusted EBITDA Margin:
ASC	8.8%	10.8%	(2.0%)	(18.1%)
IMS	9.6%	6.7%	2.9%	(43.4%)
Bookings:
ASC	$700	$385	$315	81.8%
IMS	$174	$99	$75	75.9%
Total bookings	$874	$484	$390	80.6%

			Nine Months Ended September 30, 2022 vs. September 30, 2021 Variance
	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Revenue:
ASC	$1,248	$1,488	$(240)	(16.1%)
IMS	$634	$584	$50	8.6%
Corporate & Eliminations	$(9)	$(13)	$4	(30.8%)
Total revenue	$1,873	$2,059	$(186)	(9.0%)
Adjusted EBITDA:
ASC	$125	$171	$(46)	(26.8%)
IMS	$73	$39	$34	87.2%
Corporate & Eliminations	$—	$—	$—	—%
Total Adjusted EBITDA	$198	$210	$(12)	(5.6%)
Adjusted EBITDA Margin:
ASC	10.0%	11.5%	(1.5%)	(12.7%)
IMS	11.5%	6.7%	4.8%	72.4%
Bookings:
ASC	$1,573	$1,359	$214	15.7%
IMS	$731	$560	$171	30.4%
Total bookings	$2,304	$1,919	$385	20.0%

ASC
Revenue:
The ASC segment reported revenue decreases in the three months ended September 30, 2022 decreasing by (21.1%) or $109 million to $408 million from $517 million for three months ended September 30, 2021. The ASC contribution to revenue for the nine months ended September 30, 2022 were also down resulting in a decrease in revenue by (16.1%) or $240 million to $1,248 million from $1,488 million for the nine months ended September 30, 2021. This decrease is attributed to the disposition of our GES operating unit during the quarter coupled with continued supply chain delays impacting revenue generation on various programs within the U.S. Army. Additionally on our ruggedized computing programs, we realized a reduction of order quantities and revenue attributed to extended installation timelines within the U.S. Army. The expanded installation timeframe is attributed to the availability of on-site work force stemming from the impacts of COVID-19. The slower pace of installation lengthened the ‘time to field the units’, resulting a year over year reduction in order quantities. Within our Naval programs in our ASC segment, we realized delays in the receipt of awards on certain components to support computing hardware for naval systems negatively impacting our revenue for the period; however as anticipated in the third quarter, we experienced an increase in new awards which should positively impact Q4 results.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA decreased by $20 million or 35%, from $56 million for three months ended September 30, 2021 to $36 million for three months ended September 30, 2022. Adjusted EBITDA margin also decreased for three months ended September 30, 2022, decreasing 200bps to 8.8% from 10.8% realized during the three months ended September 30, 2021. The EBITA reduction is attributed to the disposition of our GES operating unit during the quarter, and the reduced revenue output noted above.
ASC’s Adjusted EBITDA also decreased in the nine months ended September 30, 2022 with Adjusted EBITDA decreasing by $46 million or (26.8%) from $171 million for the nine months ended September 30, 2021 to $125 million for the nine months ended September 30, 2022. The Adjusted EBITDA reduction is attributed to the decreased revenue output as noted above, allowing for less absorption of general and administrative and other fixed costs reducing our Adjusted EBITDA Margins 150 bps to 10.0% from the 11.5% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Bookings:
The ASC segment contributed $700 million and $1,573 million in new bookings for three and nine months ended September 30, 2022, respectively. Bookings increased for both the three and nine months ended September 30, 2022, by 82% or $315 million and 16% or $214 million as compared to the three and nine months ended September 30, 2021. The increase is primarily due to additional international orders under new and expanded military aid programs in support of Ukraine and other Eastern European countries, including awards for thermal weapon sights and ground vehicle sensing for the Poland M1 Abrams tank award. Domestically, we have also realized an increase in new awards driven by our next generation thermal weapon sight domestic program with the U.S. Army and our upgrade awards received on our legacy ground vehicle sensing franchise. This was partially offset by reduced order quantities on our ruggedized computing programs due to a delay in installation capabilities attributed to COVID-19 employment within the U.S. Army as noted above, and a reduction attributed to the disposition of our GES operating unit during the quarter.
IMS
Revenue:
IMS segment revenue increased by $20 million or 10% to $229 million for the three months ended September 30, 2022 from $209 million for the three months ended September 30, 2021. Overall, IMS revenue increased for the nine months ended September 30, 2022 by $50 million or 9% to $634 million from $584 million for the nine months ended September 30, 2021. This increase was primarily attributed to improved progress on our submarine programs with the US Navy and on our counter short range air defense programs with the US Army.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $8 million or 57% to $22 million for three months ended September 30, 2022 from $14 million for the three months ended September 30, 2021 with the trend continuing for the nine months ended September 30, 2022. Adjusted EBITDA increased by $34 million or 87% from $39 million for the nine month ended September 30, 2021 to $73 million for the nine months ended September 30, 2022. Adjusted EBITDA Margin increased from 7% for the three months ended September 30, 2021 to 10% for three months ended September 30, 2022 and we realized an increase of 450 bps from 7% to 12% for the nine months ended September 30, 2021 to the nine months ended September 30, 2022, respectively. The increased profitability is primarily due to improved performance on key design programs including our submarine electric propulsion programs, increased revenue and related operational leverage generated by progress on force protection programs noted above and continued program performance improvements as our development programs transition to production.
Bookings:
The IMS segment contributed $174 million and $731 million in new bookings for three and nine months ended September 30, 2022 respectively. Bookings increased for both the three and nine months ended September 30, 2022 by 76% or $75 million and 30% or $171 million as compared to the three and nine months ended September 30, 2021. This was primarily due to increased bookings for our force protection products including the definitization of 124 mission equipment package (MEP) contract to provide short range air defense for the U.S. Army. In addition to providing short range air defense solutions, our IMS segment also received new awards to support ballistic missile defense on the Patriot missile defense system, further driving the increase in bookings as compared to the prior year. Additionally, IMS continues to realize increased funding on the Next Generation Ballistic Submarine program as we transition from development into production.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2022, was $63 million compared to $240 million as of December 31, 2021.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(246)	$(111)
Net cash provided by investing activities	448	58
Net cash provided by financing activities	(379)	70
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(177)	$17
Free cash flow(1)	$(262)	$(149)

________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Operating Activities
Cash flows related to the operating activities decreased by $135 million, increasing cash usage from $111 million for the nine months ended September 30, 2021 to $246 million for the nine months ended September 30, 2022. The increase in contract assets and inventory are attributable to advanced procurements to combat the extending lead times impacting supply chain.
Investing Activities
Net cash provided by investing activities increased by $390 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increased cash generation was attributed to the net proceeds from the sale of the GES business and AAC Venture offset by the pay-back of the Surplus Treasury Agreement with US Holding. For the year ended December 31, 2020, we advanced US Holding $115 million which was subsequently repaid in the three months ended March 31, 2021 driving the decrease in investing cash generation as compared to the nine months September 30, 2021.
Financing Activities
Net cash provided by financing activities decreased by $449 million for the nine months ended September 30, 2022 versus September 30, 2021. The decrease was primarily related to the $396 million dividend paid to US Holding on August 5, 2022 and a decrease in the net borrowings under our revolving credit facility due to working capital management as compared to the nine months ended September 30, 2021.
Free Cash Flow
Free cash flow decreased by $113 million to $(262) million for nine months ended September 30, 2022 from $(149) million for the nine months ended September 30, 2021. This was primarily due to the decrease in cash used to fund working capital for the nine months ended September 30, 2022 when compared to nine months ended September 30, 2021.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our revolving credit facilities, which had an outstanding balance of $35 million as of September 30, 2022. Our remaining debt facilities are fixed rate obligations and not subject to fluctuations in interest rates. For additional information please refer to Note 10. Debt.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $50 million as of September 30, 2022. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.

Inflation Risk
Given the broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To the extent feasible, we have consistently followed the practice of adjusting our estimated cost at completion to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. These adjustments are reflected in our September 30, 2022, financial results and we have not seen broad based increases in costs from inflation that are material to the business as a whole, however in certain naval programs we have seen moderate supplier pricing impact our overall profit levels. If we begin to experience greater than expected supply chain and labor inflation, our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the nine-month period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 13 to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, and financial condition as set forth under “Risk Factors” in Part I, Item 1A of our Annual Report and our Second Quarter Form 10-Q. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report and our Second Quarter Form 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Waiver and Amendment to Agreement and Plan of Merger, dated as of August 25, 2022, by and among Leonardo DRS, Inc., Blackstart Ltd and RADA Electronic Industries Ltd. (incorporated by reference to Exhibit 2.1(a) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on September 2, 2022).
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2022

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer