Form 10-K
period 2022-12-31
Leonardo DRS, Inc.
filed 2023-03-28
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41565

Leonardo DRS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2345 Crystal Drive
Suite 1000
Arlington, Virginia 22202
(703) 416-8000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	DRS	Nasdaq Stock Market LLC

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

The registrant had no publicly traded common equity securities as of June 30, 2022 and therefore it cannot calculate the aggregate market value of its voting stock and non-voting common equity held by non-affiliates as of such date.

As of March 27, 2023, there were 260.548 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leonardo DRS, Inc.’s 2023 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2023 definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
In this annual report on Form 10-K (the “Annual Report”), when using the terms the “Company”, “DRS”, “we”, “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Leonardo DRS, Inc. This Annual Report contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
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
•Failure to properly contain a global pandemic in a timely manner could materially affect how we and our business partners operate;
•The effect of inflation on our supply chain and/or our labor costs;
•Our mix of fixed-price, cost-plus and time-and-material type contracts and any resulting impact on our cash flows due to cost overruns;
•Failure to properly comply with various covenants of the agreements governing our debt could negatively impact our business;
•Our dependence on U.S. government contracts, which often are only partially funded and are subject to immediate termination, some of which are classified, and the concentration of our customer base in the U.S. defense industry;
•Our use of estimates in pricing and accounting for many of our programs that are inherently uncertain and which may not prove to be accurate;
•Our ability to realize the full value of our backlog;

•Our ability to predict future capital needs or to obtain additional financing if we need it;
•Our ability to respond to the rapid technological changes in the markets in which we compete;
•The effect of global and regional economic downturns and rising interest rates;
•Our ability to meet the requirements of being a public company;
•Our ability to maintain an effective system of internal control over financial reporting;
•Our inability to appropriately manage our inventory;
•Our inability to fully realize the value of our total estimated contract value or bookings;
•Our ability to compete efficiently, including due to U.S. government organizational conflict of interest rules which may limit new contract opportunities or require us to wind down existing contracts;
•Our relationships with other industry participants, including any contractual disputes or the inability of our key suppliers to timely deliver our components, parts or services;
•Preferences for set-asides for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor;
•Any failure to meet our contractual obligations including due to potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components;
•Any security breach, including any cyber-attack, cyber intrusion, insider threat, or other significant disruption of our IT networks and related systems as well as any act of terrorism or other threat to our physical security and personnel;
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

•Certain limitations on our ability to use our net operating losses to offset future taxable income;
•Termination of our leases or our inability to renew our leases on acceptable terms;
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
•Natural disasters or other significant disruptions; or
•Any conflict of interest that may arise because Leonardo US Holding, LLC (“US Holding”), our majority stockholder, or Leonardo S.p.A., our ultimate majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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

PART I

ITEM 1. BUSINESS
Overview
Leonardo DRS, Inc. provides advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection as well as electric power and propulsion. Our innovative spirit and agility, together with our established market position in these areas have created a foundational and diverse base of programs across the DoD. We believe DRS is well positioned to not only support our customers in today’s mission but to also provide more autonomous, dynamic, interconnected, and multi-domain capabilities to defend against evolving and emerging threats. We view enhancement of capabilities in sensing, computing, self-protection and power as necessary to enable the strategic priorities of the DoD and our other customers.
DRS benefits from an over 50-year legacy in providing innovative and differentiated products and solutions for defense applications. From our earliest offerings to today’s best-in-class products including naval propulsion, electro-optical sensors and electronic warfare systems, we have continually developed advanced technologies to address complex national security challenges. We continue to target our investments toward high growth areas of the U.S. defense budget. Our diverse technologies, systems and solutions are used across land, air, sea, space and cyber domains on a wide range of platforms for the DoD and the defense agencies of our international allies. Across the spectrum of multi-domain operations, we believe our core capabilities will help the U.S. and its allies maintain a strategic advantage over their adversaries.
Our Company consists of eight business units which are organized as two operating segments: Advanced Sensing and Computing and Integrated Mission Systems. For information regarding segment performance see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Advanced Sensing and Computing
Our Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array (“AESA”) tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network computing products. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications. These products help support the DoD’s need for greater situational understanding at the tactical edge by rapidly transmitting data securely between command centers and forward-positioned defense assets and personnel.
Integrated Mission Systems
Our Integrated Mission Systems (“IMS”) segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, and transportation and logistics systems for the U.S. military and allied defense customers.
DRS is currently a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
We believe DRS is well positioned to meet the needs of an increasingly electrified fleet with our high-efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, and advanced cooling technologies.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles help protect personnel and defense assets from enemy combatants.
U.S. Defense Market Trends
The DoD budget is the largest defense budget in the world.
The U.S. President’s government fiscal year 2024 budget request included $842 billion for national defense programs, which marks continued growth from prior years. The most recent National Defense Strategy and annual defense budget request continue to prioritize a strategic focus on countering and deterring threats from near-peer adversaries. We believe that the level and growth of the defense budget as well as strategic priorities requiring more advanced and sophisticated defense technology capabilities create a favorable market environment for DRS.
Customers
The U.S. government is our largest customer. Revenues derived directly or indirectly from the U.S. government represent 84%, 86% and 84% of our total revenue for full year 2022, 2021, and 2020, respectively. Our U.S. government sales are concentrated with the DoD, which constitutes the majority of our U.S. government revenue for any given year, including the entirety of our government sales in 2022. Our revenues with the DoD span the Army, Navy, Air Force and other DoD agencies which represent 37%, 32%, 5% and 10%, respectively, of our total revenue for 2022.
The remaining 16% of our revenues for 2022, were derived from sales to foreign governments as well as commercial type sales within the U.S. and abroad. Our international sales consist primarily of transactions with foreign governments for defense applications.
Competition
We operate in a highly competitive market and we compete with a variety of companies in the defense market including divisions of the large defense primes, mid-tier and smaller defense companies as well as certain non-traditional companies. To gain new business, we also often team with, are supplier to, or find other ways to work with other market participants. Our products are sold in markets in which several of our competitors are substantially larger than we are, enabling them to devote greater resources to research and development. The principal competitive factors evaluated by customers in our markets include product performance, cost, overall value, delivery schedule, embedded positions, past performance, innovation and reputation.
Contracts
As a mid-tier defense company with a diverse portfolio of technology that includes offerings at the system, sub-system and component level, we approach each market opportunity with the flexibility and agility to provide the most value to our customers. We serve as either prime contractor or a subcontractor on key contracts based on the competitive dynamics of each opportunity. We determine our prime versus subcontract position based on our competitive position, likelihood of contract win and overall profit contribution. For 2022 our revenue consisted of 41% as a prime contractor direct with the government and 59% as a subcontractor.
We derive a significant portion of our revenue from long-term programs and programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A significant percentage of our revenue is derived from programs that are in the production phase.
While the majority of our revenue is derived from the U.S. government, we have a diverse business mix within the U.S. government funding and limited dependence on any single contract. Currently no single contract or platform represented more than 10% of our revenues for the 2022, 2021, and 2020 years.
The amount of our revenues attributable to our contracts by contract type during 2022, 2021, and 2020 were as follows:

	December 31,
($ in millions)	2022	2021	2020
Firm fixed price	$2,347	$2,498	$2,408
Flexibly priced (a)	$346	$381	$370
(a) Includes revenue derived from cost type and time and materials contracts.
Typically we enter into three types of contracts: fixed price contracts, cost-plus contracts and time and material (“T&M”) contracts (cost-plus contracts and T&M contracts are aggregated above as flexibly priced contracts). Our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are sometimes of the cost-plus-type, and service contracts are sometimes the T&M type. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio.
•Fixed-price contracts may provide for a fixed price or they may be fixed-price-incentive-fee contracts. Under fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under fixed-price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.
•Cost-type contracts include cost plus fixed fee, cost plus award fee and cost plus incentive fee contracts. Cost-type contracts generally provide for reimbursement of a contractor’s allowable costs incurred plus fee. As a result, cost-type contracts have less financial risk associated with unanticipated cost growth but generally provide lower profit margins than fixed-price contracts. Cost-type contracts typically require that the contractor use its best efforts to accomplish the scope of the work within some specified time and stated dollar limitation. Fees on cost-type contracts can be fixed in terms of dollar value or can be variable due to award and incentive fees, which are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the Company’s performance against contractual criteria. Incentive fees are generally based on cost or schedule and provide for an initially negotiated fee to be adjusted later, based on the relationship of total allowable costs to total target costs or as schedule milestones are met. Award and incentive fees are included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled.
•Time-and-material type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on time-and-material type contracts include amounts for the cost of direct labor, indirect contract costs and profit.
Backlog
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not been obligated less funding previously recognized on these contracts.

	December 31,
(Dollars in millions)	2022	2021	2020
Backlog:
Funded(1)	$2,783	$2,510	$2,847
Unfunded(1)	1,486	351	444
Total backlog(1)	$4,269	$2,861	$3,291
________________
(1)See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Materials, Manufacturing and Suppliers
Our manufacturing processes for our products include the assembly of purchased components and subsystems and testing of products at various stages in the assembly process. Although materials and purchased components generally are available from a number of different suppliers, several suppliers serve as the sole source of certain components. If a supplier should cease to deliver such components, generally we would expect that other sources would be available; however, added cost and manufacturing delays might result. We have experienced delays attributable to supply shortages and quality and other related problems with respect to certain components.
Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. If our sources of supply are disrupted, particularly in instances where we rely on only one or two sources of supply, our ability to meet our customer commitments could be adversely impacted. We attempt to mitigate risks with our suppliers by entering into long-term agreements and leveraging company-wide agreements to achieve economies of scale and by negotiating flexible pricing terms in our customer contracts. Revenue, profit and cash flows have been, and will continue to be, adversely impacted by supply chain disruptions.

Research and Development

We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred. Company-funded R&D costs charged to cost of revenues totaled $58 million, $48 million and $41 million in 2022, 2021 and 2020, respectively.
Intellectual Property
We believe our intellectual property portfolio is valuable to our operations. We have patents on certain of our technologies and methods, semiconductor devices, rugged computer-related items and electro-optical and infrared focal plane array products, in addition to other technologies and methods. We and our subsidiaries have certain registered trademarks, none of which are considered material to our current operations. We also hold certain trade secrets without formal patent filings when we deem it most appropriate to do so, including in order to protect them from disclosure. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trade secret, trademark or copyright.
When we work on U.S. government contracts or use funding of the U.S. government, the U.S. government may have contractual rights to data for our technologies, source code and other developments associated with such government contracts. Records of our data rights are typically maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by the U.S. government, including its ability to allow its use by other U.S. government contractors, is subject to negotiation from time to time between us and the U.S. government. The extent of the U.S. government’s data rights to any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product. While we may retain rights over any technology, product or intellectual property that we develop under U.S. government contracts or using funding of the U.S. government, this requires us to have sufficient contracting leverage and to take timely affirmative measures to preserve our right.
Human Capital
Our performance is dependent on our highly educated and highly skilled workforce. We had approximately 6,400 employees on December 31, 2022. As of December 31, 2022, approximately 451 (or 7)% of our employees were represented by labor unions. We strive to maintain a culture that fosters and rewards growth, problem-solving, technology development and process improvements. Our engineers work on programs in advanced fields, including sensing, electro-optical infrared systems, laser systems, network computing, communications systems, integration and power propulsion. A portion of our employees also maintain security clearances to allow engineers and management to carry on business activities for our customers’ classified programs.
Our people are all committed to upholding the core values of the Company including integrity, operational excellence, customer focus, diversity, equity & inclusion and innovation. Our commitment to ethical business practices is outlined in our Code of Ethics & Business conduct (the “Code”). The Code applies to all employees and establishes our expectations for appropriate business conduct is a variety of scenarios. Once a year, all employees must confirm their commitment to our ethics program by providing confirmation they will adhere to the Code.

We recognize that our success as a Company depends on our ability to attract, develop and retain a qualified workforce with an emphasis on a strong commitment to diversity and inclusion. As such, we promote the health, welfare and safety of our employees and seek to treat all employees with dignity and respect and provide fair, market-based, competitive and equitable compensation. We strive to recognize and reward the performance of our employees and to provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.
Safety in our workplaces is paramount. Across our businesses, we take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help reduce incidents and illnesses and comply with governing health and safety laws.
Our strong commitment to diversity, inclusion, succession planning and training includes our Diversity Advisory Group geared at improving diversity and inclusiveness so that we look like the communities in which we operate. We have targeted increases in minority hiring and expanding women in the workforce.
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
Joint Ventures, Strategic Investments and Mergers and Acquisitions
On June 21, 2022, the Company entered into a definitive agreement with RADA Electronic Industries Ltd. (“RADA”), a leading provider of advanced software-defined military tactical radars, to merge and become a combined public company. On November 28, 2022 the merger was completed and RADA became a wholly-owned subsidiary of Leonardo DRS. As a result of the merger, we now hold an approximately 12% interest in RadSee Technologies Ltd. an early-stage radar technology company organized in Israel.
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions business to SES Government Solutions, Inc. The transaction was completed on August 1, 2022 and resulted in net cash proceeds of $427 million after net working capital adjustments.
On April 19, 2022 we entered into a definitive sales agreement to divest our share of our current equity investment in Advanced Acoustic Concepts LLC to Thales Defense & Security, Inc. (TDSI), the minority partner in this joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million.
We also hold an approximately 10% interest in Hoverfly Technologies, Inc. (“Hoverfly”), which designs, develops and manufactures power-tethered unmanned aerial systems and related products. We are also party to an exclusive manufacturing and teaming agreement with Hoverfly.
Seasonality
We do not consider any material portion of our business to be seasonal. However, a significant portion of our revenue, profit and cash flows are generated in the fourth quarter of our fiscal year. Various factors can affect the distribution of our revenues, profits and cash flows between accounting periods, including the U.S. federal government’s budget cycle based on its October-to-September fiscal year (which can lead to customers making orders in the weeks and days leading up to September 30 to avoid the loss of expiring and unobligated funds), the timing of government awards, the availability of government funding, the timing of costs incurred (including when materials are received), product deliveries and customer acceptance.

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
We (again, including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the Export Control Reform Act, including the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated such requirements, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. See Part I Item 1A. “Risk Factors—Risks Relating to Our Business—We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities affecting our reputation, business, financial condition and results of operations” in this Annual Report. Except as described in Note 18: Commitments and Contingencies” to the Consolidated Financial Statements, we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations, financial condition or liquidity. It is possible, however, that the ultimate resolution of the matters discussed under Note 18: Commitments and Contingencies to the Consolidated Financial Statements could result in a material adverse effect on our results of operations for a particular reporting period, any of which could have a material adverse effect on our business.
Governance Structure
As a U.S. defense contractor with high level personnel and facility security clearances, DRS, our immediate majority stockholder US Holding, LLC and our ultimate majority stockholder Leonardo S.p.A. have entered into a proxy agreement with the DoD to mitigate against the potential for undue foreign ownership control and influence (“FOCI”) on the performance of classified programs by implementing various limitations on US Holding’s and Leonardo S.p.A.’s rights as the direct foreign majority stockholder of DRS, respectively. Specifically, US Holding has authorized certain cleared U.S. persons to operate as its proxies and exercise the key prerogatives of stock ownership. We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The proxy agreement requires that DRS have the financial and operational ability to operate as an independent entity under an independent Board, subject to certain limited, enumerated consent rights of the majority stockholder (including material mergers and acquisitions and incurrence of debt). See Part I Item 1A, “Risk Factors—Risks Relating to Our Ownership and Status under the Proxy Agreement — We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
At all times subject to the proxy agreement, on November 28, 2022 the Company entered into a registration rights agreement (the “Registration Rights Agreement”) as well as a cooperation agreement (the “Cooperation Agreement”) with Leonardo S.p.A and US Holding. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliated entities with customary demand, shelf and piggy-back registration rights to facilitate a public offering of the Company Common Stock held by US Holding. The Cooperation Agreement, among other things, (a) Leonardo S.p.A. has certain consent, access and cooperation rights, (b) US Holding has certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor, and (c) neither US Holding nor Leonardo S.p.A. has the ability to transfer any Company voting securities for a period of six months following the merger with RADA, except in connection with a change in control of the Company or for transfers to affiliates.
Our Ultimate Majority Stockholder
Leonardo S.p.A., a global high-technology company, is a leading global Aerospace, Defense and Security company and Italy’s main industrial company. Organized into five business Sectors, Leonardo S.p.A. has a significant industrial presence in Italy, the United Kingdom, Germany, Poland, Switzerland and the USA, where it operates through subsidiaries, joint ventures and partnerships as: GIE ATR, MBDA, Telespazio, Thales Alenia Space, Hensoldt AG and other minor entities. Leonardo S.p.A. competes in the most important international markets by leveraging its areas of technological and product leadership (Helicopters, Defense Electronics & Security, Aircraft, Aerostructures and Space). Listed on the Milan Stock Exchange (under the trading symbol “LDO”), in 2022 Leonardo S.p.A. recorded consolidated revenues of €14.7 billion and invested €2.0 billion in R&D. The group has been part of the Dow Jones Sustainability Index (“DJSI”) since 2010 and was again named as sustainability global leader in the Aerospace & Defense sector of DJSI in 2022.
Available Information

We file reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Our website is https://www.leonardodrs.com.

ITEM 1A.RISK FACTORS
You should consider carefully the risks and uncertainties described below, as well as other information contained in this Annual Report, including our financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business. The risks described below are not the only ones facing us, and are not necessarily presented in the order of importance. The list of summary risk factors below should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. In any such case, the trading price of our common stock could decline. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks and uncertainties described below.
Summary Risk Factors
•We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant customer agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.
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
•The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth as well as other changes to its procurement practices.
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
•We cannot predict the effect of global and regional economic downturns and rising interest rates on our business.
•As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.
•As a public company we must maintain an effective system of internal control over financial reporting.
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
•Preferences or set-asides for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
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
•We are susceptible to a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems or of those we operate for our customers.
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

•We remain subject to reputational and other risks as a result of the conviction of the chief executive officer of Leonardo S.p.A., our ultimate majority stockholder, on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena.
•Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate.
•We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities affecting our reputation, business, financial condition and results of operations.
•Our business, financial condition, and results of operations could be materially adversely affected by climate change regulations.
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
•Our business could be harmed in the event of a prolonged work stoppage.
•Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our business, financial condition and results of operations.
•We have unfunded obligations under our pension plans, and we use estimates in accounting for our pension plans and changes in our estimates could adversely affect our financial condition and results of operations.
•Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
•Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our business, financial condition and results of operations.
•Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•We could be liable for certain tax liabilities, including tax liabilities of US Holding and its subsidiaries, under tax law and the tax allocation agreement.
•Acquisitions could result in operating difficulties, dilution and other harmful consequences.
•Failure to properly contain a global pandemic in a timely manner could materially affect how we and our business partners are operating.
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•Our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.
•We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate, our ability to insure against risk, our operations or our results of operations.
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
•Our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A.
•We are legally bound to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business, and to rely on the provision of certain services from Leonardo S.p.A., which we may be unable to replicate should the need arise.
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
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with all branches of the U.S. military. Revenues derived directly or indirectly from contracts with the U.S. government represented approximately 84%, 86% and 84% of our total revenues for the years ended December 31, 2022, 2021, and 2020, respectively, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 37% and 32%, respectively, of our total revenues for the year ended December 31, 2022. Because our customer base is concentrated within the U.S. defense industry, any disruption or deterioration in our relationship with the U.S. government and its prime contractors, or any change in the U.S. government’s willingness to commit substantial resources to the continued purchase of our products, could significantly reduce our revenues and have a material adverse impact on our business, financial condition and results of operations.
Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
The availability of U.S. government funding for significant programs in which we participate may be impacted by a number of factors beyond our control including the overall federal budget, changes in spending priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on starting new programs) and the permissible level of federal debt. These factors may also delay purchasing or payment decisions by our customers. In the event government funding for significant programs in which we participate becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. U.S. government priorities and spending levels have fluctuated and may continue to fluctuate over time. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities whether due to changes in defense spending levels, the threat environment, procurement strategy, military strategy and planning and/or changes in social, economic or political priorities. As the DoD budget represents the largest part of the federal discretionary budget, it is possible that the various legislative actions might exert downward pressure on defense spending, as well as other non-defense discretionary outlays. The U.S. government may also delay, modify or cancel ongoing competitive bidding processes, procurements and programs, as well as change its acquisition strategy. A significant shift in government priorities, programs or acquisition strategies could have a material adverse impact on our business, financial condition and results of operations.

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
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
For the years ended December 31, 2022, 2021, and 2020, approximately 87%, 87% and 87%, respectively, of our revenue was derived from fixed-price contracts. We assume financial risk on fixed-price contracts due to the risk of potential cost overruns, particularly for firm fixed-price contracts in which we assume all of the cost burden. Our failure to anticipate risks or technical problems, estimate costs accurately or control costs during performance will reduce our profit or cause a loss on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foresee ability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, engineering or development challenges, fluctuations in raw materials prices, higher than expected inflation, increased labor costs, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer significant losses if the customer terminates our contract. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. For further information, see “—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.” Our results of operations depend on our ability to maximize our earnings from our contracts. Cost overruns could have a material adverse impact on our business, financial condition and results of operations.

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
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of US Holding which, in turn, owns approximately 81% of the voting power of our outstanding common stock. As a result, we are deemed to be under FOCI. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement, which we have done by entering into an interim proxy agreement, with the DoD. We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The terms of any new proxy agreement or other mitigation agreements could impose heightened or new restrictions, which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis. For additional information on the terms and requirements of the proxy agreement, see “—We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.”
While we currently mitigate FOCI under the interim proxy agreement, the DoD reserves the right to impose such additional security safeguards as it believes necessary in order to prevent unauthorized access to classified and controlled unclassified information and any U.S. government agency may deny or revoke our access to classified and controlled unclassified information under its jurisdiction if it considers it necessary to protect national security. Failure to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of our facility security clearances, which in turn would mean that we would not be able to perform under current or enter into future contracts with the U.S. government requiring facility security clearances.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with each of the service branches. Revenues derived directly or indirectly from contracts with the U.S. government were approximately 84%, 86% and 84% for the years ended December 31, 2022, 2021, and 2020, respectively. If we fail to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement or otherwise fail to comply with the NISPOM, this could have a material adverse impact on our business, financial condition and results of operations. For further information, see “—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
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
In addition, U.S. government contracts may generally be terminated, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work performed and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our contracts. Because a significant portion of our revenue depends on our performance and payment under our contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition and results of operations.
In addition to termination for convenience, U.S. defense contracts are generally also terminable for default based on performance. Termination by the U.S. government, or one of its prime contractors, of a contract due to default could in addition to the loss of future revenue obligate us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default could also impair our reputation and our ability to compete for other contracts which could have a material adverse impact on our business, financial condition and results of operations. Additionally, our U.S. government contracts are heavily regulated and subject to audit and negative audit findings which could result in the termination of these or other contracts or the failure to receive future awards, see “—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.”
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
We (again, including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. While we have implemented compliance programs that are intended to avoid violations of these laws, regulations and requirements, given the nature of our operations and the constant evolution of applicable laws, regulations and requirements, we may not be able to prevent future violations. If we are found to have violated such laws, regulations or requirements, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth as well as other changes to its procurement practices.
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
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. We evaluate bookings which we define as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government. As of December 31, 2022, our total remaining contract value was approximately $4,269 million with bookings of $3,156 million. We historically have not realized all of the revenue included in our total contract value or bookings, and we may not realize all of the revenue included in our total contract value or bookings in the future. There is a higher degree of risk in this regard with respect to unfunded backlog. In addition, there can be no assurance that our total bookings will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in total contract value and bookings are subject to various contingencies, including Congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in total estimated contract value and bookings may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available. Our failure to replace canceled or reduced bookings could have a material adverse impact on our business, financial condition and results of operations.
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
We cannot guarantee that we will continue to be able to extend existing working capital financing on commercially reasonable terms or at all and we might be unable to obtain additional financing, if needed, on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. We may be required to obtain the consent of US Holding in order to obtain financing and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their majority ownership in us may discourage change of control transactions.” The existing debt obligations of Leonardo S.p.A., which contain restrictions applicable to subsidiaries of Leonardo S.p.A., including us, may also negatively impact our ability to obtain additional financing on terms acceptable to us, if at all. In addition, any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. These limitations could have a material adverse impact on our business, financial condition and results of operations.
We are subject to global and regional economic downturns, rising interest rates and related risks.
Our business is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to a variety of adverse consequences for our business including reduced demand for our technologies, increases in our operating costs and rising interest rates. Similarly, any disruption in access to bank deposits or lending commitments due to bank failure may adversely affect our business, financial condition and results of operations. These and other adverse macroeconomic consequences could result in our inability to operate profitably and reduce our earnings.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
In 2022, we became a public company, and as such, have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq Stock Exchange (the “Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.
Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. We may need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Failure to maintain an effective system of internal control over financial reporting or to remediate weaknesses could materially harm our revenues, erode stockholder confidence in our ability to pursue business and report our financial results/condition, and negatively affect the trading price of our common stock.
As a public reporting company, we are required to establish and maintain effective internal control over financial reporting. Failure to establish such internal control, or any failure of such internal control once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Any assessment by management that there are weaknesses in our internal control over financial reporting may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the internal controls over financial reporting (including those weaknesses identified in periodic reports), or disclosure of management’s assessment of the internal controls over financial reporting may have an adverse impact on the price of our common stock.
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

If we are unable to make payments or we are unable to refinance the debt or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•equity offerings;
•reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; and
•negotiations with our lenders to restructure the applicable debt.
Some of our variable-rate indebtedness uses the Secured Overnight Financing Rate, (“SOFR”) as a benchmark for establishing the rate. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our anticipated indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our anticipated indebtedness on or before maturity. We may not be able to refinance any of our anticipated debt on commercially reasonable terms, or at all.
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
We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Any increase in bid protests from unsuccessful bidders typically extends the time until work on a contract can begin. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.

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
We rely on the strength of our relationships with other industry participants, including major prime contractors and small businesses, to form strategic alliances and we have entered, and expect to continue to enter into joint venture, teaming, partnership, subcontractor and other arrangements. These activities involve risks and uncertainties, including the risk that a joint venture or applicable entity fails to satisfy its obligations, which may result in certain liabilities to us from guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts and the business arrangements generally. In some cases, these relationships are subject to exclusivity arrangements which subject us to the risk that we may be forced to forego superior opportunities with a different partner. In addition, particularly where we act as a subcontractor and form teaming arrangements in which we and other contractors bid on particular contracts or programs, we often lack control over fulfillment of a contract and poor performance on the contract could impact our customer relationship, even when we perform as required. If partners in teaming arrangements suffer financial difficulties, face compliance or other reputational issues or fail to comply with the law, we may be adversely affected to the extent we are relying on such partners. Additionally, the U.S. Department of Justice and Federal Trade Commission have periodically and increasingly focused on ensuring competition in government acquisition and could challenge a teaming arrangement. If any of our existing relationships with our industry partners were impaired or terminated, or if we are unable to enter into future arrangements, we could also experience significant delays in the development of new products ourselves, and we would incur additional development costs. We would need to fund these costs internally or identify new industry partners.
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
We act as subcontractor on many contracts and engage subcontractors on many of our own contracts. We may have disputes with our contractual counterparts, including regarding the quality and timeliness of work performed by a subcontractor, customer concerns about a subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor or as a subcontractor or our counterpart’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impair their ability to supply the materials, components, subsystems and services that we require. For example, we have recently witnessed shortages of electronic components that are used in automotive, cell phones and other electronics, in general, causing disruptions to multiple industries such as automotive manufacturing and personal electronics. Shortages of similar components that we use could negatively impact our supply chain and manufacturing processes, as well as our ability to deliver on our contracts. Impacts from the COVID-19 pandemic have created or exacerbated existing materials shortages, resulted in supplier business closures and disrupted our supply chain. In addition, our supply chain may be disrupted by trade conflicts and tariffs imposed on products, as well as other external events, including natural disasters, extreme weather conditions, future medical epidemics or pandemics, acts of terrorism, cyber-attacks and labor disputes, governmental actions and legislative or regulatory changes, such as product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers.
We may have disputes with our subcontractors or suppliers; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations. Further, warranty claims brought by our customers related to third-party components and materials may arise after our ability to bring corresponding warranty claims against such suppliers expire, which could result in costs to us. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, we use components for which there is only one supplier, and that supplier may be unable to meet our needs. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. Each of these subcontractor and supplier risks could have a material adverse impact on our business, financial condition and results of operations.
We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems or of those we operate for our customers.
We store sensitive data, including information relating to national security and other sensitive government functions, intellectual property and technology, proprietary business information, and confidential employee information such as personally identifiable or protected health information on our servers and databases. We are subject to laws and rules issued by U.S. and non-U.S. governments and agencies concerning safeguarding and maintaining information confidentiality including extensive and evolving cyber requirements of the DoD. We face the risk of a security breach with respect to that data, whether through cyber-attack, cyber-intrusion or insider threat via the Internet, malware, e-mail attachments, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security and other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. As is the case with many other companies, we have experienced cyber-security incidents in the past, including denial of service attacks, ransomware, and attacks from suspected nation state actors. Our efforts and measures have not been effective in the case of every incident, but no incident has had a material negative impact on us to date. Sensitive data saved on networks, systems and facilities therefore remain vulnerable because of the risk that cybersecurity incidents, including, but not limited to, attempts to gain unauthorized access to data, potential security breaches, particularly cyber-attacks and cyber-intrusions, or disruptions, will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
Additionally, a failure to comply with the National Institute of Standards and Technology Special Publication 800-171 or other DoD cybersecurity requirements including the Cyber Security Material Model Certificate (“CMMC”), whether or not resulting in a security breach or disruption, could restrict our ability to bid for, be awarded and perform on DoD contracts. DoD requirements to comply with the CMMC now and in the future, and any obligations that may be imposed on us under the CMMC that may be different from or in addition to those otherwise required by applicable laws and regulations, may cause additional expense for compliance.
We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors, partners in teaming arrangements or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as our company, may increase the likelihood that they are targeted by the same cyber threats, including from foreign governments. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber-attack on a third party’s information network or systems.
The impact of these various factors is difficult to predict, but any of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse impact on our business, financial condition and results of operations.
Significant capital investments and other expenditures could be required to remedy cybersecurity challenges and prevent future breaches, including costs associated with additional security technologies, personnel and experts. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
We may be at greater risk from terrorism and other threats to our physical security and personnel, than other companies.
As a defense contractor, we may be more likely than other companies to be a direct target of, or indirectly damaged by, physical attacks including by active shooters, terrorists or terrorist organizations. It is impossible to predict accurately the likelihood or impact of any attack on our industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans and established backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such attack may harm our personnel, close our facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to attacks may be significantly in excess of any amount of insurance recovery, and we may not be able to insure against such damage at a reasonable price or at all. The threat of attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, our ability to introduce new or enhanced products and to enter into new markets.
The markets in which we compete are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant R&D costs aimed at improving our manufacturing capability, reducing costs, and developing and introducing new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet our contractual obligations could adversely affect our business, financial condition, results of operations, reputation and future prospects.
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including some under highly demanding operating conditions, to accomplish challenging missions. Problems and delays in development or delivery, or system failures, as a result of issues with respect to design, technology, intellectual property rights, labor, inability to achieve learning curve assumptions, inability to effectively manage a broad array of programs, manufacturing materials or components, or subcontractor performance could prevent us from meeting requirements and create significant risk and liabilities. In addition, any obsolescence of components used in our products may require us to redesign our products, in whole or in part, which could result in increased costs. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations could negatively affect our reputation and ability to win future business which could have a material adverse impact on our business, financial condition and results of operations.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and results of operations include premature failure of products that cannot be accessed for repair or replacement, failure to perform in anticipated or unanticipated battlefield conditions, unintended explosions or similar events, problems with design, quality and workmanship, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and results of operations could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations. See also Part I, Item 1A, “Risk Factors—Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.” and Part I, Item 1A, “Risk Factors—We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.”
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
•disputes will arise with our strategic partners, customers or others concerning the ownership of intellectual property; and
•contractual provisions may not be enforceable in certain jurisdictions.
Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently or otherwise obtain and use information from our supply chain that we regard as proprietary, and we may be unable to successfully identify or prosecute unauthorized uses of our technology.
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
We remain subject to reputational and other risks as a result of the conviction of the chief executive officer of Leonardo S.p.A., our ultimate majority stockholder, on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena.
In October 2020, an Italian court convicted Alessandro Profumo, the chief executive officer of our ultimate majority stockholder, Leonardo S.p.A., on charges of false statements and market manipulation related to his previous role as chairman of the Italian banking entity, Banca Monte dei Paschi di Siena. The conviction, if ultimately upheld by the Italian Supreme Court, would prevent Mr. Profumo from continuing his current role at Leonardo S.p.A. While we have been advised by Leonardo S.p.A. that this conviction has been appealed by Mr. Profumo, we remain subject to reputational risk as a result of this ongoing proceeding. Additionally, the loss of continuity of leadership at our majority stockholder, if the conviction is ultimately upheld, or when Profumo’s term has ended, our business could be disrupted in the short term. Any such disruption or reputational harm related to the proceeding could affect our ability to win new customer contracts and harm our existing relationships with customers, employees, suppliers, subcontractors and others with whom we do business, which could have an adverse impact on our business, financial condition and results of operations. For further discussion of risks relating to misconduct of our employees, business partners and other associated persons, see “—Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate.”
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
Our operations are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We could be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. Additionally, we have made and will continue to be required to make significant capital and other expenditures in order to comply with these laws and regulations. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Our products and services are also used in nuclear-related activities (including providing components for nuclear-powered platforms and sensors used in nuclear applications) and used in support of nuclear-related operations of third parties. Our business also involves the handling, transportation, storage and disposal of potentially dangerous chemicals and unstable materials and is subject to hazards inherent in such activities including chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired or previously owned may have sent waste, and we could be held liable for such contamination. For example, a government site within a national park for which we may be deemed a potentially responsible party has been subject to a government investigation since July 2000. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations, may require us to make additional expenditures, and could decrease the amount of free cash flow available to us for other purposes, including capital expenditures, R&D and other investments and could have a material adverse impact on our business, financial condition and results of operations.
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
For the years ended December 31, 2022, 2021, and 2020, approximately 7%, 5% and 8%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow.
Our international business is subject to both U.S. and foreign laws and regulations, which may include, without limitation, laws and regulations relating to import-export controls, (such as the ITAR, EAR, and customs laws), tariffs, embargoes, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the FCPA and other anti-corruption laws, including the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act, Article 5 of the Israeli Penal Law of 1977, the anti-boycott provisions under the EAR, U.S. economic sanctions administered by the Office of Foreign Assets Control and other federal agencies, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. If we or our employees, affiliates, partners or others with whom we work fail to comply with applicable laws and regulations we may be subject to administrative, civil, commercial or criminal penalties and liabilities, including suspension or debarment from government contracts or suspension of our export privileges. Our international business also exposes us to difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Any such future violations could have a material adverse impact on our reputation, business, results of operations and financial condition.
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

The products and services we provide internationally, including those provided by subsidiaries, subcontractors and joint ventures in which we have an interest, are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts and/or developing legal systems. This may increase the risk to our employees, subcontractors or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property or damage to our products.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of R&D, operations, security, marketing, sales, customer experience, general and administrative functions, and on individual contributors in our R&D and operations. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our chief executive officer, or key employees could impair our ability to identify and secure new contracts, disrupt customer relations, and cause us to be in breach of contracts that require us to maintain key personnel or otherwise harm our business. Further, leadership changes have occurred and will continue to occur from time to time and we cannot predict whether significant resignations will occur or whether we will effectively manage leadership transitions. The term of the chief executive officer of our ultimate majority stockholder, Leonardo S.p.A. expires later this year. We may face risks related to that change and other transitions in both our leadership team and that of Leonardo S.p.A.’s. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
There is a high demand for qualified technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense, and there is a limited number of persons with knowledge of and experience in this industry. Additionally, some of our businesses are located in regions where competition for personnel is particularly intense. Although we currently experience manageable rates of turnover for our technical personnel, the rate of turnover may increase in the future. Our ability to hire personnel in specific sectors may also be limited by non-disclosure or non-solicit agreements that we have entered into. An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.
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
On September 9, 2021, President Biden released an executive order (“EO”) that required all employees of federal contractors to be vaccinated. As of August 2022, the three federal appellate courts that have reviewed the issue have found that the requirements outlined in the EO exceeded President Biden’s authority under the Federal Procurement Act. On October 19, 2022, the Office of Management and Budget (“OMB”) and the Safer Federal Workforce Task Force issued new guidance regarding implementation of the EO, confirming that the U.S government will not take action to enforce the requirements of the EO. In January 2023, the U.S. government announced it intends to end the public health emergency (and national emergency) declarations in May 2023. However, there can be no assurances that the federal government will not seek to enforce the requirements of this EO or subsequently issue a similar EO in response to COVID-19 or a future pandemic.
If the EO or a similar EO is ultimately enforced, there is a risk that some of our employees will not comply and will need to be dismissed. Our employees are highly skilled, have critical knowledge, and in some cases have security clearances that allow them to work on highly sensitive programs. These employees will not be easy to replace. If we are unable to attract and retain a qualified workforce, we may be unable to maintain our competitive position and it could have a material adverse impact on our business, reputation, financial condition and results of operations.
Our business could be harmed in the event of a prolonged work stoppage.
As of December 31, 2022, approximately 459 (or 7%) of our employees were represented by labor unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at our suppliers could also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. While a relatively small percentage of our employee base is unionized, work stoppages could negatively impact the specific business segments in which our unionized employees are employed including our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition and results of operations.

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
We have unfunded obligations under our pension, postretirement and supplemental retirement plans, see “Note 14: Pension and Other Postretirement Benefits” to the Consolidated Financial Statements. The process of determining the funded status of these plans and our pension plan expense or income involves significant judgment, particularly with respect to our long-term return on pension assets and discount-rate assumptions. If our discount-rate assumption or long-term return on assets (“ROA”) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would be impacted.
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
As of December 31, 2022 and 2021, we had goodwill and other intangible assets of $1,408 and $1,123 million, respectively, net of accumulated amortization, which represented 38% and 37%, respectively, of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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
The COVID-19 pandemic, as well as other pandemics, health emergencies and related impacts, have had and are likely to continue to have an adverse impact on our business, financial condition and results of operations.
The COVID-19 pandemic continued to cause significant volatility, uncertainty and economic disruption in 2022. The emergence of the Omicron variant in late 2021 and resulting increase in COVID-19 cases in early 2022 adversely affected, and may continue to adversely affect, our business operations, and could materially and adversely affect our business, financial condition and results of operations.
The Company faces risks related to health epidemics and other outbreaks of communicable disease which could significantly disrupt operations, and may materially and adversely affects its business, financial conditions and results of operations.
The extent to which a pandemic or epidemic, will impact us in the future will depend on numerous evolving factors and developments that we are unable to predict, including: the severity and transmission rate of the virus(es); the duration of the outbreak, including the risk of a resurgence of the virus in areas in which it appears to have been contained; the extent and effectiveness of containment actions; governmental, business and other actions (which could include limitations on our operations or mandates to provide products, systems or services); the continued success of measures taken by governmental authorities worldwide to stabilize the markets and support economic growth, which is unknown and may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity; the impacts on our supply chain; the impact of the pandemic on economic activity; the effects of additional business or facility closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of remote working environments and other conditions such as shelter-in-place and similar orders that apply to our employees and business partners, among others. In addition, disruptions in the credit or financial markets or impacts on our credit ratings from the pandemic could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our operations and the operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures and other natural and manmade disasters or disruptions. We have significant business operations located in areas that are subject to these risks, for example our facilities in Florida and Texas. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse impact on our business, financial condition and results of operations.
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
Risks Relating to Our Ownership and Status under the Proxy Agreement
We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, ultimately owns the entire share capital of our immediate majority stockholder US Holding which, in turn owns approximately 81% our outstanding common stock. As a result, we are deemed to be controlled by a foreign company and to be under FOCI, as defined in the NISPOM, which establishes procedures and requirements for government contractors, such as our company, with regard to classified information. See “—Risks Relating to Our Business—We are subject to the U.S. government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.” Furthermore, the combination of the Italian state beneficially owning approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.), and the governance of Leonardo S.p.A. itself, has led DRS to be deemed to be controlled by a foreign government by certain U.S. regulatory authorities. In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement. We have therefore entered into a proxy agreement with the DoD. Among other things, the proxy agreement:
•provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance;
•provides that the proxy holders are appointed by our immediate majority stockholder US Holding (in consultation with Leonardo S.p.A.)., but the appointment is subject to approval of the DCSA, an agency of the DoD, and that the proxy holders must be members of our Board;

•restricts our ability to share facilities and personnel with and receive certain services from Leonardo S.p.A. or its other subsidiaries;
•requires us to maintain a government security committee of our Board; and
•regulates meetings, visits and communications that are not deemed to be routine business visits between us and Leonardo S.p.A. or its other subsidiaries (including US Holding).
We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The terms of any new proxy agreement or other mitigation requirements could impose heightened or new restrictions which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis.
Compliance with the proxy agreement requires a significant commitment of resources and management and Board oversight, and the DoD may impose additional security safeguards that it believes necessary to adequately safeguard classified and controlled unclassified information, which could make it more difficult for us to comply with the proxy agreement or adversely impact the manner in which we operate our business. Under the proxy agreement we are required to prepare and submit an annual implementation and compliance report to the DCSA including detailed information with respect to the manner in which we comply with the proxy agreement including with respect to classified information, any acts of noncompliance and other matters specified by DCSA. We are subject to regular audits of our FOCI compliance and have at times been found to not have strictly complied with our proxy agreement or relevant security requirements but have not to date been sanctioned for any such noncompliance. Additionally, the restrictions imposed by the proxy agreement on our communications and ability to share facilities, personnel and services with Leonardo S.p.A. or its other subsidiaries mean that we cannot benefit from the full range of synergies and cost savings typically enjoyed by a majority-owned subsidiary.
In the event of a material breach of the proxy agreement or the failure of the DoD to renew a current proxy agreement upon its expiration, the DoD may (i) novate our classified contracts to a company not under FOCI at our expense, (ii) terminate our classified contracts and deny us new classified contracts, (iii) revoke our facility security clearance and/or (iv) suspend or debar us from participation in all U.S. government contracts.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with the U.S. Army and U.S. Navy. See “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deterioration in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.” Therefore, if we fail to comply with the terms of the proxy agreement and the DoD imposes any of the above remedies, this could have a material adverse impact on our business, financial condition and results of operations. See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.
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
The proxy agreement provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance. The proxy holders have the right to vote US Holding’s shares of our common stock in the same manner and to the same extent as if they were the absolute owners of such shares in their own right. In exercising their power as proxy holders, the proxy holders are directed to act to protect the legitimate economic interests of our stockholders and in a manner consistent with their fiduciary duties, but they are not generally required to follow instructions of Leonardo S.p.A., US Holding or us.
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
However, the proxy holders may only vote for or consent to the following matters with the express written approval of US Holding:
•other than in the ordinary course of business with vendors, customers and suppliers, the sale or disposition of any of our subsidiaries, property, assets or business or those of our subsidiaries or the purchase by us or our subsidiaries of any business, properties, assets or entities, other than in the ordinary course of business, in any individual transaction where our investment (based on our share of the enterprise value) exceeds two percent (2)% of our revenues for the immediately preceding year or where our investment, in the aggregate for all such sales or dispositions in a calendar year, exceeds an amount equal to five percent (5)% of our revenues for the immediately preceding year;
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
At all times subject to the proxy agreement, on November 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) as well as a cooperation agreement (the “Cooperation Agreement”) with Leonardo S.p.A and US Holding. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliates with customary demand, shelf and piggy-back registration rights to facilitate a public offering of our common stock held by US Holding. The Cooperation Agreement, among other things, provides (a) Leonardo S.p.A. with certain consent, access and cooperation rights, (b) US Holding with certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor, and (c) neither US Holding nor Leonardo S.p.A. with the ability to transfer any Company voting securities for a period of six months following the merger with RADA, except in connection with a change in control of the Company or for transfers to affiliates.
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
As a result of these relationships the interests of our ultimate majority stockholder, Leonardo S.p.A., may not coincide with our interests or the interests of the other holders of our common stock. So long as Leonardo S.p.A. continues to indirectly control a significant amount of the outstanding shares of our common stock, Leonardo S.p.A. and the proxy holders will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This influence, including the requirement in our proxy agreement for approval by the proxy holders and our majority stockholder of mergers and consolidations, may also discourage change of control transactions. The term of the Leonardo S.p.A. Chief Executive Officer expires later this year. Changes in the leadership at our ultimate majority stockholder could create uncertainty and potentially exacerbate these risks.

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
Under our existing AOP services agreements we continue to provide Leonardo S.p.A. and its affiliates with services in support of its U.S. operations (aside from us), including services related to tax, financial and accounting support, legal support, trade compliance, marketing and, communications on an arm’s-length basis. Under the tax allocation agreement, we are responsible for administering certain U.S. federal and state tax matters on behalf of Leonardo S.p.A. and its subsidiaries (including US Holding). The provision of such services may divert human and financial resources from focus on our business, and may expose us to additional risks and liabilities. Under our existing AOP services agreements, Leonardo S.p.A. and its affiliates continue to provide us with services, including services related to group training support. If Leonardo S.p.A. or its affiliates cease providing these services to us, either as a result of the termination of the relevant agreements or individual services thereunder or a failure by Leonardo S.p.A. or its affiliates to perform their respective obligations under these agreements, our costs of procuring these services or comparable replacement services may increase. In such event, we will work to replicate or replace these services; however we cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. Properties
We are headquartered in Arlington, Virginia. Our principal executive offices are leased under a lease agreement expiring March 31, 2027 with an option to extend for five years thereafter. We also lease space in 16 other states and the District of Columbia in the United States, one city in Canada and three cities in Israel. Regarding the three leases in Israel, one of the sites contains a land lease and a building which is owned (described further below) and the other two sites are under 10,000 square feet. Additionally, we own properties in three states in the United States and in one city in Canada as well as the aforementioned building in Israel. The owned building is situated on land leased form the Israeli Land Authority for a period of 49 years ending in 2034. We believe that our facilities are adequate for our intended use and sufficient for our immediate needs, including to meet any security certification requirements or requirements for locating facilities in certain locations. It is not certain whether we will negotiate new leases as existing leases expire or whether we will be able to negotiate new leases without substantial cost or at all. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. The table below provides additional information about our significant leased and owned facilities and properties.

Location	Activities	Operating Segment	Approximate Square Footage	Owned / Leased
4265 North 30th Street, Milwaukee, WI	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	610,800	Leased
1 McDaniel Street, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	447,067	Owned
Good Hope Rd., Menomonee Falls, WI	Manufacturing, Engineering, Warehouse	Integrated Mission Systems	372,856	Leased
100 North Babcock Street, Melbourne, FL	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	336,287	Leased
6060 Highway, High Ridge, MO	Manufacturing, Engineering, Office	Integrated Mission Systems	183,600	Owned
4545 Innovation Way, Bridgeton, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	171,500	Leased
One Milestone Center Court, Germantown, MD	Engineering, Office	Advanced Sensing and Computing	133,140	Leased

7200 Redstone Gateway, Huntsville, AL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	131,498	Leased
246 Airport Road, Johnstown, PA	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	129,716	Leased
500 Palladium Drive, Ottawa, ON, Canada	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	127,334	Leased
401 Flint Drive, Menomonee Falls, WI	Engineering, Office	Integrated Mission Systems	118,620	Leased
166 Boulder Drive, Building #2, Fitchburg, MA	Manufacturing, Warehouse	Integrated Mission Systems	114,454	Leased
6200 118th Avenue North, Largo, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	113,329	Owned
10600 Valley View Street, Cypress, CA	Engineering, Office	Advanced Sensing and Computing	91,506	Leased
13532 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	89,982	Leased
645 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	74,304	Owned
21 South Street, Danbury, CT	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	74,300	Owned
1200 Sherman Street, Dallas, TX	Engineering, Office	Advanced Sensing and Computing	73,646	Leased
1240 Seesetown Rd., Sidman, PA	Distribution, Warehouse	Advanced Sensing and Computing	72,450	Leased

16465 Via Esprillo, San Diego, CA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	67,762	Leased
7700 US Highway 1, Titusville, FL	Warehouse	Advanced Sensing and Computing	63,309	Leased
640 Lovejoy, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensing and Computing	60,465	Owned
2345 Crystal Dr., Arlington, VA	Office	Corporate	49,048	Leased
13544 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	48,374	Leased
Block 22844 Portions of Plots 90, 91, Beit She’an Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	30,000	Owned
150 Bluewater Road, Bedford, NS, Canada	Manufacturing, Engineering, Office	Advanced Sensing and Computing	41,750	Owned
11 Durant Ave, Bethel, Ct	Distribution Warehouse	Integrated Mission Systems	37,840	Leased
20511 Seneca Meadows Parkway, Germantown, MD	Engineering, Office	Advanced Sensing and Computing	35,583	Leased
825 Greenbrier Circle, Chesapeake, VA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	34,299	Leased
1021 Production Ct, Madison, AL	Distribution, Office	Advanced Sensing and Computing	33,000	Leased
651 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	32,107	Owned
1620 Old Airport Road, West Plains, MO	Distribution, Warehouse	Integrated Mission Systems	30,000	Leased
2601 Mission Point Blvd, Beavercreek, OH	Engineering, Office	Advanced Sensing and Computing	27,306	Leased

1057 South Sherman, Richardson, TX	Engineering, Office	Advanced Sensing and Computing	26,696	Leased
590 Territorial Drive, Bolingbrook, IL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	26,460	Leased
166 Boulder Drive, Fitchburg, MA	Engineering, Office	Integrated Mission Systems	22,000	Leased
26 Castilian Drive, Goleta, CA	Engineering, Office	Integrated Mission Systems	20,823	Leased

ITEM 3. Legal Proceedings
From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner adverse to us. Although the precise amount of liability that may result from these matters is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially adversely affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM— INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information concerning our executive officers, including the respective age of each individual, as of December 31, 2022. Biographies of each of our executive officers are also below.

Name	Age	Position
William J. Lynn III	68	Chief Executive Officer and Chairman
John A. Baylouny	61	Executive Vice President, Chief Operating Officer
Michael D. Dippold	42	Executive Vice President, Chief Financial Officer
Mark A. Dorfman	48	Executive Vice President, General Counsel & Secretary
Sally A. Wallace	56	Executive Vice President, Business Operations
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
In this position, he directed strategic planning, oversaw merger and acquisition activities and supervised government relations. Previously, he served as the Chief Financial Officer and Under Secretary of Defense (Comptroller) from 1997 to 2001. From 1993 to 1997, he led strategic planning for the DoD as Director of Program Analysis and Evaluation. Mr. Lynn worked for Senator Ted Kennedy as counsel to the Senate Armed Services Committee from 1987 to 1993.
Mr. Lynn is a member of the boards of Accenture Federal Services, the United Service Organizations, the Atlantic Council, the Marshall Legacy Institute and the Center for a New American Security. He has been recognized for numerous professional and service contributions, including four DoD Distinguished Public Service medals and the Distinguished Civilian Service Award from the Chairman of the Joint Chiefs of Staff. A graduate of Dartmouth College, Mr. Lynn holds a juris doctor degree from Cornell Law School and a master’s degree from the Princeton School of Public and International Affairs. Mr. Lynn brings to the Board his extensive experience in national security, both in government and in industry.
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
Michael D. Dippold
Michael Dippold has been our Executive Vice President and Chief Financial Officer since January 2017. As the Executive Vice President, Chief Financial Officer, Mr. Dippold is responsible for overseeing our financial activities and operations, controllership, treasury functions, and economic and business-related strategies. In addition, he currently resides on the USO Board of Governors. Throughout his career at DRS, Mr. Dippold has held a variety of roles of increasing responsibility. Prior to assuming the position of Executive Vice President, Chief Financial Officer, Mr. Dippold served as Senior Vice President, Corporate Controller from December 2015 to January 2017, and Vice President, Assistant Controller from December 2010 to December 2015. Prior to joining DRS in 2006, Mr. Dippold spent three years at KPMG LLP where he worked primarily on defense industry client accounts, including DRS.

Mr. Dippold received a Bachelor of Science degree in accounting from Pennsylvania State University.
Mark A. Dorfman
Mr. Dorfman has been our Executive Vice President, General Counsel and Secretary since February 2011. Mr. Dorfman is responsible for providing advice and counsel to the Company’s Board and executive leadership of the Company on legal and business matters. As the Company’s chief legal officer, Mr. Dorfman oversees the Company's legal and regulatory affairs, including transactions, litigation, corporate governance, internal audit, contracts, insurance, intellectual property protection, and ethics and compliance programs (including environmental health and safety, international trade, and industrial and cyber security). Mr. Dorfman joined the Company in 2005 as corporate counsel and was promoted multiple times between 2006 and 2011 to his current executive leadership position. Prior to assuming the position of Executive Vice President, General Counsel and Secretary, Mr. Dorfman served as Senior Vice President, General Counsel and Secretary from December 2009 to February 2011; Vice President, Corporate Counsel from March 2006 to December 2009; and Corporate Counsel from September 2005 to March 2006.
Prior to joining DRS, from 1999 to 2005, Mr. Dorfman was a corporate attorney first at Chadbourne & Parke LLP and then Lowenstein Sandler PC, where his practice included representation of corporate and other clients in connection with mergers and acquisitions, divestitures, public and private securities offerings, joint ventures and other complex transactions and providing advice and counsel on a variety of matters, including securities law and corporate governance.
Mr. Dorfman holds a Bachelor of Arts degree in political science from Emory University and a juris doctor degree from New York University School of Law.
Sally A. Wallace
Ms. Wallace has been our Executive Vice President, Business Operations since December 2016. As Executive Vice President, Business Operations, Ms. Wallace is responsible for overseeing the policies and standards required for effective program execution. Ms. Wallace has more than 30 years’ experience, in roles of increasing responsibility, within the defense industry. Prior to assuming the position of Executive Vice President, Operations, Ms. Wallace was President of the C4ISR Group within DRS from April 2014 to December 2016, Vice President of Business Operations for DRS Maritime and Combat Support Systems Group from July 2008 to April 2014, as well as the Vice President and General Manager of DRS Power and Control Technologies from 2004 to July 2008.
Ms. Wallace has a master’s degree in business from the University of Chicago, a master’s degree in mechanical engineering from the University of Connecticut and a Bachelor of Science degree in engineering physics from Grove City College.

PART II

ITEM 5.MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is listed on the Nasdaq and the Tel Aviv Stock Exchange under the symbol “DRS”.
Dividends
We do not currently, nor do we expect to in the future, pay quarterly cash dividends. Such payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is American Stock Transfer LLC located at 6201 15th Avenue, Brooklyn, NY 11219. On March 27, 2023 there were 42 registered holders of record of our common stock.
Common Stock Share Repurchase Program
We do not currently have a common stock share repurchase program.
Performance Graph
The following graph compares the cumulative total stockholder return, from November 29, 2022, the date our common stock began trading on the Nasdaq, through December 31, 2022 for our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Standard & Poor’s Aerospace & Defense Select Industry Index (the “S&P A&D Select Industry Index”). For purposes of this comparison, we have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the S&P A&D Select Industry Index have been weighted to reflect relative stock market capitalization.
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

$140
$120
$100
$80
$60
$40
$20
$0
11/29/22
12/31/22
Leonardo DRS
S&P 500 Index
S&P Aerospace & Defense Select Industry Index

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
Business Overview and Considerations
General
DRS is an innovative and agile provider of advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection, as well as electric power and propulsion. The strength of our market positioning in these technology areas have created a foundational and diverse base of programs across the Department of Defense (“DoD”). We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to defend against evolving and emerging threats. We view more advanced capabilities in sensing, computing, self-protection and power as necessary to enable these strategic priorities.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the years ended December 31, 2022 and 2021, accounted for approximately 84% and 86%, respectively, of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 37% and 32%, and 38% and 31%, respectively, of our total revenues for the years ended December 31, 2022 and 2021.
Our operations and reporting are structured into the following three technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensing and Computing
Our Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array (“AESA”) tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network computing products. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications. These products help support the DoD’s need for greater situational understanding at the tactical edge by rapidly transmitting data securely between command centers and forward-positioned defense assets and personnel.
Integrated Mission Systems
Our Integrated Mission Systems (“IMS”) segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, and transportation and logistics systems for the U.S. military and allied defense customers.
DRS is currently a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
We believe DRS is well positioned to meet the needs of an increasingly electrified fleet with our high-efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, and advanced cooling technologies.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles help protect personnel and defense assets from enemy combatants.
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
Part of this learning has resulted in institutionalizing our continuous improvement process through our APEX program, which is transforming this year from Operational Excellence to Business Excellence. The APEX program’s goal is to strive for continuous improvement through unification of all of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
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

Global Events and Business Impacts
COVID-19
The coronavirus (COVID-19) pandemic caused certain disruptions to our business, including various adverse supply chain impacts which are anticipated to continue into 2023.
Ukraine Invasion
In February 2022 Russia escalated its war with Ukraine by invading and occupying parts of that country. Since that time, western powers, including the U.S., have pledged support with humanitarian and military aid. Some of that military aid pledged by the U.S. will result in increased efforts to replace equipment and consumables. We have received orders from the U.S. and allies to both provide equipment in support of this effort, and to replace equipment pledged. We expect that these orders will continue until that support is no longer needed and the equipment pledged is replaced.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 84%, 86% and 84% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the year ended December 31, 2022 and are principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 37% and 32%, respectively, of our total revenues for the year ended December 31, 2022. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world.
The U.S. President’s government fiscal year 2024 budget request included $842 billion for national defense programs, which marks continued growth from prior years. The most recent National Defense Strategy and annual defense budget request continue to prioritize a strategic focus on countering and deterring threats from near-peer adversaries. We believe that the level and growth of the defense budget as well as strategic priorities requiring more advanced and sophisticated defense technology capabilities create a favorable market environment for DRS.
Operating Performance Assessment and Reporting
For the majority of our contracts, revenues are recognized using the over time, percentage of completion cost-to-cost method of accounting, with revenue recognized based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. For contracts accounted for in this way, our reported revenues may contain amounts which we have not billed to customers if we have incurred costs, and recognized related profits, in excess of billed progress or performance based payments.
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

Year Ended December 31, 2022

Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, and for the year ended December 31, 2021 compared to December 31, 2020. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Year Ended December 31,			2022 vs. 2021 Variance		2021 vs. 2020 Variance
(Dollars in millions, except per share amounts)	2022	2021	2020	$	%	$	%
Total revenues	$2,693	$2,879	$2,778	$(186)	(6.5)%	$101	3.6%
Total cost of revenues	(2,118)	(2,332)	(2,284)	214	(9.2)%	(48)	2.1%
Gross profit	$575	$547	$494	28	5.1%	$53	10.7%
Gross margin	21.4%	19.0%	17.8%	2.4%	12.4%	1.2%	6.8%
General and administrative expenses	(357)	(293)	(283)	(64)	21.8%	(10)	3.5%
Amortization of intangibles	(10)	(9)	(9)	(1)	11.1%	—	—%
Other operating expenses, net	353	(9)	(21)	362	(4022.2)%	12	(57.1)%
Operating earnings	$561	$236	$181	325	137.7%	$55	30.4%
Interest expense	(34)	(35)	(64)	1	(2.9)%	29	(45.3)%
Other, net	$(2)	(1)	(5)	(1)	100.0%	4	(80.0)%
Earnings before taxes	$525	$200	$112	325	162.5%	$88	NM
Income tax provision	120	46	27	74	160.9%	19	NM
Net earnings	$405	$154	$85	251	163.0%	$69	NM
Basic EPS(1)	$1.88	$0.73	$0.40	$1.15	157.5%	$0.33	NM
Diluted EPS(1)	$1.88	$0.73	$0.40	$1.15	157.3%	$0.33	NM
Backlog(2)	4,269	2,861	3,291	1,408	49.2%	(430)	(13.1)%
Bookings(2)	3,156	2,595	3,055	561	21.6%	(460)	(15.1)%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

(2)See Part I, Item 1A, “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.

Year Ended December 31, 2022 Compared to the Years Ended December 31, 2021 and December 31, 2020
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Our operating results for the year ended December 31, 2022 are highlighted by our record $4.3 billion of backlog showing the strong demand for our mission critical technologies. This is coupled with strong program performance driving margin expansion despite the macro inflation and supply chain headwinds realized across the industry.
Revenue of $2,693 million for the year ended December 31, 2022 represented a decline of $(186) million ((6.5)%) driven primarily from the timing and magnitude of the GES disposition (net divestiture impact). Despite the revenue decline, our gross profit of $575 million increased $28 million from the prior year results attributed to improved program performance including the successful contract modification on the second ship set on our Columbia Class program which contributed an incremental $15 million for the period. Additionally, our operating earnings and net earnings grew $325 million (137.7%) and $251 million (163.0%) from the year ended December 31, 2021, respectively, attributed in large part to the gain realized on the GES disposition.
Our backlog of $4.3 billion at December 31, 2022 represents a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoD budget priorities. Our backlog position is highlighted by the recent awards received to support the electric power and propulsion system for the Columbia Class production program as well as continued demand in our Force Protection and Advanced sensing programs. The increases in these program lines more than offset the backlog reduction from the disposition of our GES business unit. We believe the performance on these and other programs within our portfolio will support continued revenue growth while the transition from development efforts to production will continue our trend of earnings growth and margin expansion.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Our operating results for the year ended December 31, 2021 are highlighted by our financial performance including strong margin expansion, free cash flow generation and continued revenue growth, all while we were continuing to combat the impacts of the global pandemic. Revenue of $2,879 million for the year ended December 31, 2021 represented year over year growth of $101 million (3.6%) while our gross profit of $547 million increased $53 million from the prior year attributed primarily to improved contractual performance on our Columbia Class efforts. Additionally, operating earnings and net earnings grew $55 million (30.4%) and $69 million (81.2%) from the year ended December 31, 2020, respectively driven largely by the gross profit improvement.
Our backlog of $2.9 billion at December 31, 2021 represents a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoD budget priorities. Our backlog position is highlighted by the recent awards received on next generation Airborne Force Protection and Dismounted Soldier Sensing programs at our ASC segment, production contracts received to provide propulsion system and electrical components on the Columbia-class submarine and CVN Carrier Class programs at our IMS segment and our legacy positions within our ASC segment including our flagship Mounted Family of Computer Systems (“MFoCS”) ruggedized computing and battle management system, Global Access Network and naval network and hardware programs. We believe the performance on these and other programs within our portfolio will support continued revenue growth while the transition from development efforts to production will continue our trend of earnings growth and margin expansion.
Revenue
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
For the year ended December 31, 2022, Revenue declined by $(186) million, or (6.5)%, to $2,693 million from $2,879 million for year ended December 31, 2021. The revenue decline in 2022 was primarily due to the disposal of GES in August ($109 million). In addition to the net divestiture impact, the availability of supply chain components within our ASC segment resulted in a reduction in revenue year over year of over $100 million. Additionally our tactical computing programs were negatively impacted by customer staffing levels which limited our annual procurement ($47 million). These shortfalls were offset in part by year over year revenue expansion of 3% at our IMS segment, driven by enhanced demand for our submarine propulsion efforts on the Columbia Class with the Navy ($82 million) and for our critical short range air defense and Counter UAS programs to combat emerging threats ($38 million).

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, Revenue increased by $101 million, or 3.6%, to $2,879 million from $2,778 million for year ended December 31, 2020. The revenue growth in 2021 was primarily due to an increase of $126 million at our IMS segment, driven by contracted efforts to provide the U.S. Army with Mission Equipment Packages to support mobile short range air defense capabilities ($158 million) and continued progress providing power conversion equipment and electrical components and systems to the U.S. Navy to support the CVN 80/81 carrier ($72 million) and Columbia Class program ($36 million). The IMS revenue growth was partially offset by the completion of the urgent operational needs TROPHYTM APS program ($93 million) which realized significant production efforts in 2020. Offsetting the IMS results was a $18 million revenue decrease at our ASC segment attributed primarily to a reduction in naval electronics hardware programs and bandwidth demands on certain global network programs, partially offset by a ramp up of full-rate production efforts on next generation dismounted soldier targeting systems with the U.S. Army ($37 million).
Cost of Revenues
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Cost of revenues decreased $214 million, or 9.2%, from $2,332 million to $2,118 million for the year ended December 31, 2022, primarily due to the 6.5% decrease in revenue as described above coupled with improved program performance further driving the decline. The improved programmatic performance is highlighted by our electrical components and system programs with the U.S. Navy on the Columbia Class program which enhanced our gross margin percentage to 21.4%, a 240 bps increase from the prior year. Despite the improved program performance however we did realize adjustments on cost at completion estimates which negatively impacted earnings with charges totaling 1% of revenue for the period ended December 31, 2022, consistent with the prior year; see Note 3: Revenue from Contracts with Customers and Note 20: Segment Information for further detail.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Cost of revenues increased $48 million, or 2.1%, from $2,284 million to $2,332 million for the year ended December 31, 2021, primarily due to the 3.7% increase in revenue as described above. The cost of revenues growth was favorably offset by improved program performance on certain of our development programs as they transition from development to production. The improved programmatic performance is highlighted by our electrical components and system programs with the U.S. Navy on the Columbia Class program. Despite the improved program performance however we did realize adjustments on cost at completion estimates which negatively impacted earnings with charges totaling 1% of revenue for the period ended December 31, 2021; see Note 3: Revenue from Contracts with Customers for further detail.
Gross Profit
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Gross profit increased $28 million, or 5.1%, from $547 million for the year ended December 31, 2021 to $575 million for the year ended December 31, 2022, despite the decline in revenue, attributed to favorable program performance, including the improved execution and contract modification realized on the Columbia Class program efforts as noted above. The contract modification positively impacted the full year by $15 million.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Gross profit increased $53 million, or 10.7%, from $494 million for the year ended December 31, 2020 to $547 million for the year ended December 31, 2021, primarily driven by revenue growth and favorable program performance, including the improved execution on the Columbia Class program efforts as noted above.
General and Administrative Expenses
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
General and administrative expenses increased by $64 million, or 21.8%, from $293 million for the year ended December 31, 2021 to $357 million for the year ended December 31, 2022, resulting primarily from expenditures attributed to our disposition of GES and AAC as well as our merger with RADA. These transactions contributed $38 million of additional expenses for the period. Investments related to Independent Research and Development (IR&D) costs also increased $10 million as compared to 2021. Additionally we realized an increase in General and Administrative spend driven by public company costs, including legal and accounting support as well as cost of living adjustments required to retain our employees throughout the organization.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
General and administrative expenses increased by $10 million, or 3.5%, from $283 million for the year ended December 31, 2020 to $293 million for the year ended December 31, 2021, resulting primarily from increases in discretionary investment of $7 million related to IR&D. Additionally, we realized a slight increase in General and Administrative spend driven by increased travel costs and medical expenses when compared to the prior year where we experienced a reduction in these costs as a result of the COVID-19 Pandemic. These costs were partially offset by a reduction in deal related transaction costs which peaked in 2020 with preparation for a potential public offering.
Other Operating Expenses, Net
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Other operating (expenses) / income increased by $362 million to $353 million for the year ended December 31, 2022 from ($9 million) for the year ended December 31, 2021. The increase realized for the year ended December 31, 2022 is attributed to the gain realized on the GES and AAC disposals of $354 million. This is offset in part by $7 million of expenditures related to the COVID-19 pandemic in 2021 which did not occur in 2022. These costs included paid leave, personal protective equipment and other cleaning measures, and social and physical distancing efforts including the use of zones and subzones for manufacturing facilities. Please see “—Business Overview and Considerations—Impacts of COVID-19 On Our Business” for further details on COVID-19 impact on our business.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Other operating expenses decreased by $12 million to $9 million for the year ended December 31, 2021 from $21 million for the year ended December 31, 2020, mainly due to lower restructuring costs and a reduction in costs incurred in response to impacts of the COVID-19 pandemic. In total we incurred $7 million of expenditures related to the COVID-19 pandemic from January 1, 2021 through December 31, 2021, compared to $12 million from March 1,2020 to December 31, 2020, to ensure a safe work environment for our employees. These costs included paid leave, personal protective equipment and other cleaning measures, and social and physical distancing efforts including the use of zones and subzones for manufacturing facilities. Please see “—Business Overview and Considerations—Impacts of COVID-19 On Our Business” for further details on the COVID-19 pandemic impact on our business.

Amortization of Intangibles
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Amortization of intangibles for the year ended December 31, 2022 of $10 million were consistent with the year ended December 31, 2021, increasing $1 million attributed to the one month of amortization of intangible assets generated from the RADA transaction.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Amortization of intangibles for the year ended December 31, 2021 of $9 million were consistent with the year ended December 31, 2020.
Operating Earnings
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Operating earnings increased by $325 million to $561 million, or 137.7%, for the year ended December 31, 2022 from $236 million for the year ended December 31, 2021, driven by the gain on disposals of GES and AAC, improved program performance driven by improved performance at our IMS segment as noted above, offset by the deal related expenditures and IR&D investments incurred.
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
Interest Expense
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Interest expense decreased by $1 million to $34 million for year end December 31, 2022 from $35 million for the year ended December 31, 2021. The reduction is attributed to the favorable impact of the new capital structure put into place subsequent to the RADA merger. For further detail see Note 13: Debt for further information regarding our debt.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Interest expense decreased by $29 million to $35 million for year end December 31, 2021 from $64 million for the year ended December 31, 2020. The reduction in annual interest was primarily attributed to the $300 million of forgiveness of principal on our 7.5% Term Loan debt that occurred in December 2020. The weighted average interest rate on our revolving credit facility was 3.67% in 2021 compared to 4.36% in 2020. see Note 13: Debt for further detail.
Other, Net
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Other, net decreased to $2 million for the year ended December 31, 2022 from $1 million for the year ended December 31, 2021.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Other, net decreased to $1 million for the year ended December 31, 2021 from $5 million for the year ended December 31, 2020. This was primarily related to a loss realized on the termination on one of our international defined benefit pension plans recorded in the year ended December 31, 2020.
Earnings (Loss) Before Taxes
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Earnings before taxes increased by $325 million to $525 million for the year ended December 31, 2022 from $200 million for the year ended December 31, 2021. This was primarily due to increased operating earnings of $325 million, the reduction of $1 million in interest expenditures and a reduction in other, net costs of $1 million as described above.
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
Income Tax Provision
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Income tax provision increased by $74 million to $120 million for the year ended December 31, 2022 from $46 million for the year ended December 31, 2021. This was primarily due to an increase in earnings before taxes. Our effective tax rate for 2022 was 22.9% compared to 23.0% in 2021.
As of December 31, 2022 the Company had $31 million of Federal net operating loss carryforwards that can be utilized to reduce approximately $5 million of future tax liabilities prior to their expiration commencing in 2025.
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
Net Earnings
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Net earnings increased by $251 million to $405 million for the year ended December 31, 2022 when compared to the year ended December 31, 2021. This was driven by increased earnings before taxes of $325 million offset by an increased income tax provision of $74 million as described above.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Net earnings increased by $69 million to $154 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. This was driven by increased earnings before taxes of $88 million offset by an increased income tax provision of $19 million as described above.
Basic and Diluted EPS
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
As of December 31, 2022, there were 260,234,033 shares of common stock outstanding, increasing 49,788,960 shares from the December 31, 2021 shares outstanding of 210,445,073. The increased share count is attributed to shares issued to consummate the RADA merger. Despite the increased share count, for the year ended December 31, 2022, there was minimal impact to the weighted average basic and diluted shares outstanding. For the year ended December 31, 2022, the weighted average shares outstanding totaled 214,943,608 and 215,133,357 for basic and diluted shares respectively. The weighted average basic and diluted share count increased 4,498,535 and 4,688,284 as compared to the prior year basic and diluted weighted average shares outstanding, respectively. The increase in weighted average shares outstanding is attributed to the current year equity grants and the impact of the RADA merger, see Note 16: Share-based Compensation Plans for further detail. The increased shares outstanding resulted in $1.88 for both basic and diluted EPS as compared to the prior year results of $0.73 for both basic and diluted EPS. The increase in EPS is attributed to the net earnings growth described above.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2021 and 2020, there were 210,445,073 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022 ), resulting in a basic and diluted EPS of $0.73 and $0.40 per share for the years ended December 31, 2021 and 2020, respectively. The increase in EPS is attributed to the net earnings growth described above.
Backlog
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Backlog increased by $1,408 million, or 49.2%, from $2,861 million as of December 31, 2021 to $4,269 million as of December 31, 2022. The backlog increase was driven primarily by the receipt of a multi-submarine contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy resulting in an additional $1,083 million of unfunded backlog. In addition, funded backlog also increased driven from the strong bookings performance as detailed below. Funded backlog expanded $273 million driven by our ground vehicle sensing ($86 million), counter UAS and Short Range Air Defense ($50 million) and tactical computing ($57 million) programs. These increases more than offset the reduction of the net divestiture impact of backlog $123 million from the GES disposition. Please see “—Review of Operating Segments” below for a more detailed analysis.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Backlog decreased by $(430) million, or 13.1%, from $3,291 million as of December 31, 2020 to $2,861 million as of December 31, 2021. The backlog decrease was driven by our progress on our Naval

Programs within our IMS segment. Please see “—Review of Operating Segments” below for a more detailed analysis.
Bookings
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
For the year ended December 31, 2022, we generated bookings of $3,156 million, a 21.6% increase over the $2,595 million realized during the year ended December 31, 2021. The bookings increase is attributed to both of our segments with our IMS and ASC segments realizing bookings growth of 30.6% and 16.8%, respectively. Please see “—Review of Operating Segments” below for a more detailed analysis.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Our business cycle is such that program allocated funding that supports our bookings is largely funded incrementally to support 12 - 15 months of revenue output, depending on the program. Throughout the fiscal years ended December 31, 2019 and 2020, we realized a surge in multi-year funding of programs that impacted our bookings trend for the period ended December 31, 2021 but allows for our continued revenue growth. For the cumulative three-year period ended December 31, 2021, we have realized new awards totaling $8,573 million while generating revenue of $8,371 million a ratio of greater than 1:1. For the year ended December 31, 2021, we generated bookings of $2,595 million, 15.1% less than the $3,055 million realized during the year ended December 31, 2020. The decrease, as noted above, was anticipated as significant multi-year production awards received during the year ended December 31, 2020. The multi-year production awards realized in 2020 includes the receipt of multi-year funding received on our naval power and propulsion programs to support the CVN 80/81 carriers program and production awards for next generation Dismounted Soldier Sensing and Airborne Force Protection programs with the U.S. Army, which reduced annual bookings by $210 million and $193 million, respectively.

Key Non-GAAP Operating Measures
Overview
We measure our business using both key financial and operating data including key performance indicators (“KPIs”) and non-GAAP financial measures. In addition to the operational analysis detailed above, we also use the following non-GAAP metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Adjusted EBITDA, (ii) Adjusted EBITDA Margin, (iii) Adjusted Diluted Earnings Per Share (“EPS”) and (iv) Free Cash Flow. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance.

	Year Ended December 31,			2022 vs. 2021 Variance		2021 vs. 2020 Variance
(Dollars in millions, except per share amounts)	2022	2021	2020	$	%	$	%
Adjusted EBITDA(2)	$318	$310	$268	8	2.7%	42	15.7%
Adjusted EBITDA Margin(2)	11.8%	10.8%	9.6%	1.1%	9.8%	1.1%	11.6%
Adjusted diluted EPS (1)(2)	$0.83	$0.83	$0.58	$0.01	0.6%	$0.25	NM
Free cash flow(2)	$74	$122	$82	$(48)	(39.7)%	$40	49.4%
______________
NM- percentage change not meaningful
(1)Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Diluted EPS, and Free

Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.
(2)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of Adjusted EBITDA to net earnings is provided below:

Adjusted EBITDA
Consolidated Entity Adjusted EBITDA Reconciliation:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net earnings	$405	$154	$85
Income tax provision	120	46	27
Amortization of intangibles	10	9	9
Depreciation	55	49	44
Restructuring costs	3	5	12
Interest expense	34	35	64
Deal related transaction costs	43	5	9
Other non-operating expense	2	7	18
Gain on sale of dispositions	(354)	—	—
Adjusted EBITDA	$318	$310	$268
Adjusted EBITDA Margin	11.8%	10.8%	9.6%
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Adjusted EBITDA increased $8 million, or 2.7%, from $310 million for the year ended December 31, 2021 to $318 million for the year ended December 31, 2022, primarily due to favorable program performance, including the improved execution and contract modification realized on the Columbia Class program efforts as noted above.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Adjusted EBITDA increased $42 million, or 15.7%, from $268 million for the year ended December 31, 2020 to $310 million for the year ended December 31, 2021, primarily due to the increased gross profit contribution attributed to revenue growth and favorable program performance improvements.
Adjusted EBITDA Margin
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Adjusted EBITDA Margin increased 90 bps from 10.8% for the year ended December 31, 2021 to 11.8% for year ended December 31, 2022. This was primarily due to gross margin expansion attributable to favorable program performance realized at our IMS segment driven by our Columbia Class efforts as noted above.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Adjusted EBITDA Margin increased 120 bps from 9.6% for the year ended December 31, 2020 to 10.8% for year ended December 31, 2021. This was primarily due to gross margin expansion attributable to favorable program performance realized at our IMS segment driven by our Columbia Class efforts as noted above.

Adjusted Diluted EPS
Adjusted Diluted EPS – We calculate Adjusted Diluted EPS by excluding deal related transaction costs, acquisition and divestiture related expenses and COVID-19 response costs from our net earnings

(loss) to arrive at Adjusted Diluted EPS. We believe that Adjusted Diluted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business. Adjusted Diluted EPS has limitations as an analytical tool and does not represent and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted Diluted EPS to U.S. GAAP EPS is shown below:
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Net earnings	$405	$154	$85
Deal related transaction costs	43	5	9
Amortization of intangibles	10	9	9
Restructuring costs	3	5	12
Other non-operating expense	2	7	18
Gain on sale of dispositions, net of taxes	$(275)	$—	$—
Tax effect of adjustments	$(9)	$(6)	$(11)
Adjusted net earnings	$179	$174	$122
Basic EPS(1)	$1.88	$0.73	$0.40
Adjusted diluted EPS (1)	$0.83	$0.83	$0.58
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
As of December 31, 2022, there were 260,234,033 shares of common stock outstanding, increasing 49,788,960 shares from the December 31, 2021 shares outstanding of 210,445,073. The increased share count is attributed to shares issued to consummate the RADA merger.
Despite the increased share count, for the year ended December 31, 2022, there was minimal impact to the weighted average diluted shares outstanding, based on the timing of the incremental shares issued to consummate the transaction with RADA. For the year ended December 31, 2022 the diluted weighted average shares outstanding totaled 215,133,357. The weighted average diluted share count increased 4,688,284 as compared to the prior year. The increase in weighted average shares outstanding is attributed to the current year equity grants and the impact of the RADA merger, see Note 16: Share-based Compensation Plans for further detail.
For the period ended December 31, 2022, Adjusted EPS totaled $0.83 per share, consistent with the prior year. The increased in Adjusted Net Earnings was offset by the increase in weighted average shares outstanding.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
For the year ended December 31, 2021, there were no changes in the number of basic and diluted shares. No equity awards were issued during such year. As of December 31, 2021 and 2020, there were 210,445,073 shares of common stock outstanding (after giving effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022 ), resulting in adjusted EPS of $0.78 and $0.50 per share, respectively. The increase in EPS is attributed to the net earnings growth as compared to 2020.

Free cash flow
Free Cash Flow – We define free cash flow as the sum of the cash flows provided by operating activities and the cash flows provided by (used in) investing activities pertaining to capital expenditures and proceeds generated from the sale of capital assets.
We believe that free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital and pursue opportunities that may enhance stockholder value. We believe that while expenditures and dispositions of property plant and equipment will fluctuate period to period, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt service and other contractual obligations or payments. The reconciliation between free cash flow and net cash provided by operating activities (the most comparable U.S. GAAP measure) is shown below:
Consolidated Entity Reconciliation of Free Cash Flow:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net cash provided by operating activities	$33	$178	$125
Transaction related expenditures, net of tax	25	4	8
Tax payments on disposals	78	—	—
Capital expenditures	(65)	(60)	(56)
Proceeds from sales of assets	—	—	5
Dividends from investments	$3	$—	$—
Free cash flow	$74	$122	$82

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Free cash flow decreased by $48 million, or 39.7%, to $74 million for the year ended December 31, 2022 from $122 million for the year ended December 31, 2021. This reduction in free cash flow is attributed to supply chain delays resulting increase investment in inventory and contract asset levels.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Free cash flow increased by $40 million, or 49.4%, to $122 million for the year ended December 31, 2021 from $82 million for the year ended December 31, 2020. This was primarily attributable to the increase in net earnings of $69 million realized during the period. The free cash flow contribution from net earnings was partially offset by an increase of operating working capital relating to timing and the ongoing transition of development and the related contract asset liquidations.
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
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” Please see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Annual Report for further details on U.S. government spending’s impact on our business.
Operational Performance on Contracts
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
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
Revenues for the majority of our contracts are measured using the the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts$1 The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the 2022, 2021 and 2020 periods, respectively:
Impact of Change in Estimates on our Revenue Results

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenue	$(26)	$(34)	$(77)
Total % of Revenue	1%	1%	3%

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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 7%, 5% and 8% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.

Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the years ended December 31, 2022, 2021 and 2020.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA Electronic Industries Ltd. (“RADA”), a leading Israel-based provider of small-form tactical radar, to become a combined public company. As previously disclosed, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. Immediately following the closing, the Company began trading on the Nasdaq Stock Exchange and the Tel Aviv Stock Exchange under the ticker “DRS”.
The acquisition of RADA has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company as the accounting acquirer, which requires the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The acquisition was completed on November 28, 2022, when each issued and outstanding ordinary share of RADA was converted and exchanged for one share of common stock of the Company.
The total purchase consideration for RADA was $511 million and is comprised of Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisitions and Dispositions for additional information regarding the transaction.
During the third quarter of 2021 the Company acquired substantially all the assets of Ascendant Engineering Solutions (“AES”), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021, for a purchase price of $11 million with an additional $5 million payable upon the achievement of certain financial and operational targets.
AES designs, develops and manufactures high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (“UAS”) serving several branches of the DoD. The Company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition enables the integration of our own Electro-Optical and Infrared systems with the gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition has been accounted for as a business combination and has been integrated into our ASC segment.
Dispositions
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022 and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million, was included in Other Operating income (expense) net partially reduced by aggregate transaction costs of $14 million included in Selling, General & Administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide.
The Company recorded operating income for the GES business of $13 million and $29 million for the year ended December 31, 2022 and for the period ended December 31, 2021, respectively.
On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in Advanced Acoustic Concepts LLC (“AAC”) for $56 million to Thales Defense & Security, Inc., the minority partner in this joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes), The aggregate gain of $31 million is included in Other Operating income (expense) net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at that time, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.

Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 91%, 87% and 87% of our total revenues for the periods ended December 31, 2022, 2021 and 2020, respectively. The remaining revenue is generated from service related contracts. Additionally, 87%, 87% and 87% of our revenue generation for December 31, 2022, 2021 and 2020, respectively, is derived from firm-fixed priced contracts. For a firm-fixed price contract, customers agree to pay a fixed amount, negotiated in advance, for a specified scope of work. Revenue on fixed price contracts is generally recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed that corresponds with and thereby best depicts the transfer of control to the customer.
Under flexibly priced contracts, which consists of 13%,13% and 13% of our total revenues for December 31, 2022, 2021 and 2020, respectively, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for flexibly priced contracts are generally recognized as services performed and are contractually billable.
Please refer to “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 3: Revenue from Contracts with Customers” in the Notes to our Consolidated Financial Statements.
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
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Bookings and Backlog to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 20: Segment Information within the Consolidated Financial Statements.

	Year Ended December 31,			2022 vs. 2021 Variance		2021 vs. 2020 Variance
(Dollars in millions)	2022	2021	2020
Revenue:
ASC	$1,733	$1,940	$1,958	$(207)	(10.7)%	$(18)	(0.9)%
IMS	983	959	834	$24	2.5%	125	15.1%
Corporate & Eliminations	(23)	(20)	(14)	$(3)	15.0%	(6)	42.9%
Total revenue	$2,693	$2,879	$2,778	$(186)	(6.5)%	$101	3.7%
Adjusted EBITDA:
ASC	$199	$220	$213	$(21)	(9.5)%	$7	3.3%
IMS	119	90	55	29	32.2%	35	63.6%
Corporate & Eliminations	—	—	—	—	NM	—	NM
Total Adjusted EBITDA	$318	$310	$268	$8	2.7%	$42	15.7%
Adjusted EBITDA Margin:
ASC	11.5%	11.3%	10.9%	0.2%	1.3%	0.4%	3.7%
IMS	12.1%	9.4%	6.6%	2.7%	29.0%	2.8%	42.4%
Bookings:
ASC	$1,975	$1,691	$2,019	$284	16.8%	$(328)	(16.2)%
IMS	1,181	904	1,036	277	30.6%	(132)	(12.7)%
Total bookings	$3,156	$2,595	$3,055	$561	21.6%	$(460)	(15.1)%
Backlog:
ASC	$1,868	$1,762	$2,066	$106	6.0%	$(304)	(14.7)%
IMS	2,401	1,099	1,225	1,302	118.5%	(126)	(10.3)%
Total backlog	$4,269	$2,861	$3,291	$1,408	49.2%	$(430)	(13.1)%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 and 2020
ASC
Revenue:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
In total, ASC segment revenue decreased $207 million, or 11%, from $1,940 million for the year ended December 31, 2021 to $1,733 million for the year ended December 31, 2022. The decrease is primarily attributed to the divestiture timing of the GES disposition compared to the RADA acquisition resulting in a net negative divestiture impact for the year of $108 million. The remaining shortfall is largely attributed supply chain delays impacting the receipt and revenue conversion across the segment and the reduction in order quantity of our tactical computing products resulting from customer order delays attributed to reduced installation rates minimizing the annual buy ($47 million). The reduced installation rates are attributed to prior year COVID-19 impacts to staffing levels.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
In total, ASC segment revenue decreased $18 million, or 1%, from $1,958 million for the year ended December 31, 2020 to $1,940 million for the year ended December 31, 2021. Though the segment realized revenue growth on the transition from development to production on our recently awarded Next Generation dismounted soldier targeting system ($37 million) and the continuation of providing upgraded vehicle sensing for the Bradley Fighting Vehicle ($16 million), both with the U.S. Army, this growth was offset by a reduction in Second Generation ground vehicle components with the U.S. Army of $18 million and, reduced demand of certain computing hardware and antenna programs with the U.S. Navy of $17 million and $15 million, respectively. Additionally, we realized a decline in bandwidth awards on our Global Network programs with various DoD customers reducing revenue by $27 million as compared to the prior year.
Adjusted EBITDA and Adjusted EBITDA Margin:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
ASC’s Adjusted EBITDA decreased by $21 million, or 9.5%, from $220 million for the year ended December 31, 2021 to $199 million for the year ended December 31, 2022. Despite the EBITDA reduction, Adjusted EBITDA Margin expanded slightly from 11.3% for the year ended December 31, 2021 to 11.5% for the year ended December 31, 2022.
The decrease in Adjusted EBITDA is driven by the reduction in overall revenue contribution and the absorption of G&A expenditures for the period. This reduction was largely offset by improved contract performance and profit contribution across the segment including our dismounted sensing and tactical computing & networks lines of business.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
ASC’s Adjusted EBITDA increased by $7 million, or 3.3%, from $213 million for the year ended December 31, 2020 to $220 million for the year ended December 31, 2021. The EBITDA growth, contributed to the Adjusted EBITDA Margin increase from 10.9% for the year ended December 31, 2020 to 11.3% for the year ended December 31, 2021. The increase in Adjusted EBITDA is primarily attributed to the revenue increase noted above coupled with performance improvements in our electronic warfare, signal intelligence, computing hardware programs for the U.S. Navy’s shipboard launch systems and Bradley Ground vehicle sensing programs. Offsetting the improved program performance and revenue expansion is increased general and administrative costs driven primarily by increased investments in IR&D efforts to support the continued market position of the segment. The increased discretionary expenditures offset the margin expansion realized by improved program performance resulting in a slight increase in Adjusted EBITDA margin of 40 basis points to 11.3%.
Bookings:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
ASC’s bookings increased by $284 million, or 16.8%, from $1,691 million for the year ended December 31, 2021 to $1,975 million for the year ended December 31, 2022. The increase in new awards is driven by our alignment of customer priorities to combat the emerging threats our service men and women face in today’s environment. The increase vs the prior year is highlighted by increased demand for our dismounted soldier ($103 million), tactical computing ($101 million), ground vehicle sensing ($75 million) and EW ($22 million) products which more than offset the $54 million net divestiture impact from the GES sale.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
ASC’s bookings decreased by $328 million, or 16.2%, from $2,019 million for the year ended December 31, 2020 to $1,691 million for the year ended December 31, 2021. The bookings reduction to the prior year is attributed to multi-year production awards realized on our Next Generation of Family of Soldier Sensing Systems and Airborne Missile Warning programs with the U.S. Army which resulted a reduction in bookings of $156 million and $37 million, respectively. Additionally, the lower demand of ruggedized computing maintenance support programs with the U.S. Army attributed to the decease over the prior year. Our bookings continue to be highlighted by our foundational programs including follow-on awards received for our ruggedized computing and battle management systems with the U.S. Army ($138 million), our Submarine hardware upgrade programs with the U.S. Navy ($100 million) and our Global Network program awards with Special Operations Command (“SOCOM”) and the U.S. Army ($132 million). The bookings reduction was partially offset by the receipt of a Ground Vehicle Remote Weapon Sight program with the U.S. Army ($57 million) and the Air Force decision to equip the Joint Strike Fighter (JSF) lot 15 with pilot training systems ($37 million).
Backlog:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
ASC’s backlog decreased by $106 million, or 6.0%, from $1,762 million for the year ended December 31, 2021 to $1,868 million for the year ended December 31, 2022. This was attributed to the new award growth noted above coupled with the decline in revenue realized due to supply chain delays. These positive impacts to backlog were offset by the disposal of the GES backlog.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
ASC’s backlog decreased by $304 million, or 14.7%, from $2,066 million for the year ended December 31, 2020 to $1,762 million for the year ended December 31, 2021. This was attributed to anticipated progress on the multi-year production awards received in 2020 for our Next Generation Soldier Sensing program with the U.S. Army.

IMS
Revenue:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
IMS revenue increased by $24 million, or 3%, from $959 million for the year ended December 31, 2021 to $983 million for the year ended December 31, 2022. The increase in revenue is driven from our alignment with the emerging threat profile in the areas of Counter UAS / Short range air defense and the submarine propulsion efforts on the Columbia Class program. These capabilities contributed year over year revenue growth of $26 million and $70 million, respectively. The growth in revenue in these lines of business were offset in part by timing of surface ship efforts ($52 million) and delays in the next purchase of active protection systems ($16 million)
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
IMS revenue increased by $126 million, or 15%, from $834 million for the year ended December 31, 2020 to $959 million for the year ended December 31, 2021. The revenue increase was driven by contracted efforts to provide the U.S. Army with Mission Equipment Packages to support mobile short range air defense capabilities ($158 million) and continued progress providing power conversion equipment and electrical components and systems to the U.S. Navy to support the CVN 80/81 carrier ($72 million) and Columbia Class programs ($36 million). The IMS revenue growth was partially offset by the completion of the urgent operational needs TROPHYTM APS program ($93 million) which realized significant production efforts in 2020
Adjusted EBITDA and Adjusted EBITDA Margin:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
In total, IMS’s Adjusted EBITDA increased by $29 million, or 32.2%, from $90 million for the year ended December 31, 2021 to $119 million for the year ended December 31, 2022. Adjusted Margin increased 260 bps from 9.4% for the year ended December 31, 2021 to 12.1% for the year ended December 31, 2022. This increase in Adjusted EBITDA and margin improvement was attributed to the revenue expansion coupled with improved program performance on fixed price development program efforts including submarine power and propulsion system components for the U.S. Navy’s Columbia Class program, including the $15 million positive impact related to the contract modification combining the 2nd production shipset.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
In total, IMS’s Adjusted EBITDA increased by $35 million, or 63.6%, from $55 million for the year ended December 31, 2020 to $90 million for the year ended December 31, 2021. Adjusted Margin increased 280 bps from 6.6% for the year ended December 31, 2020 to 9.4% for the year ended December 31, 2021. This increase in Adjusted EBITDA and margin improvement was attributed to the revenue expansion coupled with improved program performance on fixed price development program efforts including submarine power and propulsion system components for the U.S. Navy’s Columbia Class program which realized losses of $37 million in the period ended December 31, 2020 as compared to $3 million during the current year.
Bookings:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Bookings as of December 31, 2022 were $1,181 million, an increase of $277 million as compared to the period ended December 31, 2021. The new awards are highlighted by the receipt of awards totaling $322 million for short range air defense and CUAS programs during the period and an increase of $52 million over the 2021 contribution. Additionally, our power efforts on submarines contributed an additional $312 million of funded awards during the year, an increase of $187 million as compared to the period ended December 31, 2021, primarily attributed to our Columbia Class funding. Our fire system support systems also contributed an additional $86 million as compared to the 2021 output. These new awards were offset in part by the timing of power awards on surface ships which reduced bookings by $55 million during the year.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Bookings as of December 31, 2021 were $904 million highlighted by the receipt of awards totaling $250 million for mission equipment packages for counter unmanned and short range air defense programs and $140 million for electrical propulsion components for production efforts on the Columbia Class program. The bookings decreased $(132) million, or 12.7%, from $1,036 million as of December 31, 2020 driven primarily to the prior year multi-year awards received in the prior year to support the CVN 80/81 carriers driving a reduction in annual bookings of $210 million.
Backlog:
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Backlog increased by $1,302 million, or 118.5%, to $2,401 million for the year ended December 31, 2022 from $1,099 million for the year ended December 31, 2021. The backlog increase is largely attributed to the $1,083 million of unfunded backlog realized on the Columbia Class, driven primarily to the multi-ship contract award. In addition, funded backlog also expanded over the prior year driven by the emerging threats requiring our CUAS and short-range air defense solutions ($60 million), fire support systems ($75 million) and funded efforts on the Columbia Class program ($132 million).
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Backlog decreased by $126 million, or 10.3%, to $1,099 million for the year ended December 31, 2021 from $1,225 million for the year ended December 31, 2020. The backlog reduction is due primarily to progress on our awards to support the CVN 80/81 program ($85 million).

Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2022. This data should be read in conjunction with our audited Consolidated Financial Statements and related notes included elsewhere in this document. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	2022				2021
(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total revenues	$820	$634	$627	$612	$820	$720	$658	$681
Interest expense	7	9	10	8	8	9	9	9
Net earnings	65	279	25	36	58	35	32	29
Adjusted EBITDA(1)	120	58	67	73	100	70	69	71
Free cash flow(1)	336	2	4	(268)	271	61	48	(262)
_______________
(1)See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for definitions of these measures. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Diluted EPS and free cash flow are non-GAAP measures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Operating Measures” above for reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 13: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of December 31, 2022 was $306 million compared to $240 million as of December 31, 2021.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Net cash provided by operating activities	$33	$178	$125
Net cash provided by (used in) investing activities	436	39	(70)
Net cash used in financing activities	(403)	(38)	(80)
Effect of exchange rate changes on cash and cash equivalents	—	—	1
Net increase (decrease) in cash and cash equivalents	$66	$179	$(24)
Free cash flow(1)	$74	$122	$82
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Operating Measures” above for reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Year Ended December 31, 2022 Compared to the Years Ended December 31, 2021 and 2020
Operating Activities
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
We generated cash from operating activities of $33 million for the year ended December 31, 2022 as compared to $178 million for the year ended December 31, 2021. The decrease in cash from operating activities is attributed to the tax payments generated from dispositions of GES and AAC during the period of $79 million and the transaction related cash outlays of $29 million to support our disposition and merger activities.
In total our changes in our assets and liabilities absorbed $82 million of cash for the year ended December 31, 2022 compared to $65 million for the year ended December 31, 2021. The growth in net assets is primarily attributed to investments in Contract Assets and Inventory as of December 31, 2022, which resulted in a $134 million and $33 million use of cash during the period, respectively. Offsetting this working capital growth was an increase in contract liabilities of $72 million generated primarily from advances from customers.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
We generated cash from operating activities of $178 million for the year ended December 31, 2021 as compared to $125 million for the year ended December 31, 2020. This increase was primarily attributed to increased Net Income driven by our improved profitability and reduction in interest related expenditures which was offset in part by an increase in working capital during the period. In total our changes in our assets and liabilities absorbed $65 million of cash for the year ended December 31, 2021 compared to $46 million for the year ended December 31, 2020. The growth in net assets is primarily attributed to investments in Contract Assets as of December 31, 2021 which resulted in a $71 million use of cash during the period. Additionally, we also generated higher accounts receivables driving a cash usage of $54 million. This increase in working capital was partially offset by a $42 million reduction in our inventory levels attributed to progress on certain sensor programs within our ASC segment.
Investing Activities
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Investing activities generated $436 million of cash during the year ended December 31, 2022 as compared to $39 million usage during the year ended December 31, 2021. The $397 million improvement in investing cash inflows is attributed to the gross proceeds generated from the disposition of the GES and AAC assets during the period.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Investing activities generated $39 million of cash during the year ended December 31, 2021 as compared to $70 million usage during the year ended December 31, 2020. The $109 million improvement in investing cash inflows is attributed to the 2020 loan of $115 million issued to US Holding. The loan was repaid during the 2021 fiscal year and a subsequent loan was not issued in December 2021. In addition during the year ended December 31, 2021 we completed an acquisition for $11 million offsetting the increase from our other investing activities. See Note 1: Summary of Significant Accounting Policies for further detail on the AES acquisition.
Financing Activities
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Cash used in financing activities for the year ended December 31, 2022 and December 31, 2021 was $403 million and $38 million, respectively. Cash used in financing activities consists primarily of a special dividend of $396 million issued subsequent to the disposition of the GES and AAC assets.
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Cash used in financing activities for the year ended December 31, 2021 and December 31, 2020 was $38 million and $80 million, respectively. Cash used in financing activities consisted of the $20 million payment of our 5.0% Daylight term loan and the repayment of other short term debt obligations of $12 million.
Free Cash Flow
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Free cash flow decreased by $49 million, or 39.7%, to $74 million for the year ended December 31, 2022 as compared to $122 million for the year ended December 31, 2021. This was primarily due to growth in our inventory and contract assets driven by supply chain delays and mitigation efforts to combat extending lead times. This was partially offset by advances received from customers during the period. See cash flows from operations for further detail.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Free cash flow increased by $40 million, or 49.4%, to $122 million for the year ended December 31, 2021 as compared to $82 million for the year ended December 31, 2020. This was primarily due to growth in net income and a reduction in Inventory of $42 million. This was partially offset by investments in our net asset position. See cash flows from operations for further detail.

Material Cash Requirements
As of December 31, 2022, our material cash requirements were as follows:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings with related parties(1)	$246	$34	$212	$—	$—
Loans from banks	15	15	—	—	—
Operating leases	113	30	45	21	17
Finance leases and other(2)	243	17	33	30	163
Post-retirement obligations(3)	130	12	26	26	66
Purchase commitments(4)	815	683	98	13	21
Total	$1,562	$791	$414	$90	$267
________________
(1)Includes scheduled interest payments.
(2)Finance leases and other includes a build-to-suit, failed sale leaseback asset obligation of $48 million as of December 31, 2022. See Note 13: Debt of our Notes to Consolidated Financial Statements.
(3)Post-retirement obligations include those amounts we expect to pay out in benefits payments and are further explained in Note 14: Pension and Other Postretirement Benefits of our Notes to Consolidated Financial Statements.
(4)Purchase commitments include open purchase orders with vendors for which the Company is contractually obligated.

Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we had no significant off-balance sheet arrangements.

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
•Business Combinations

•Income Taxes
Revenue Recognition on Contracts and Contract Estimates
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. Substantially all of our contracts are accounted for using the over time, percentage of completion cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers.
Revenue and cost estimates for substantially all over time contract performance obligations are reviewed and updated quarterly. Contract estimates are based on various assumptions to project the outcome of future events that can span multiple years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors and the availability and timing of funding from the customer. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate impact of adjustments in contract estimates that impacted our revenue and profit totals are $26 million, $34 million, and $77 million for 2022, 2021, and 2020, respectively. The changes in estimates are primarily attributed to changes in our firm-fixed-priced development type programs. As changes happen in the design to meet required specifications, those changes often result in changes to the overall profitability of the programs. Our contract reviews are conducted at least quarterly in which we incorporate our best estimate to complete the program known at that point in time.
For further discussion, see Note 3: Revenue from Contracts with Customers to the Consolidated Financial Statements.
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
We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we estimate the fair value of the reporting unit and compare that to its carrying value. To the extent the carrying value exceeds the fair value of a reporting unit, an impairment is recorded for the amount equal to this excess.
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

As of December 31, 2022 we performed a quantitative analysis on each of our six existing reporting units noting no impairments. As of December 31, 2021, we completed qualitative assessments for our reporting units that did not identify the need for further analysis. As a result, no impairments to goodwill were recorded.
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
Pension Assumptions
Our defined-benefit pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumptions include interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. The expected long-term rate of return is based on the market expectations at the beginning of the period for returns over the entire life of the related obligation. These retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and other post-retirement benefit cost could increase or decrease. For further discussion about our retirement plan assumptions, see Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements.
Business Combinations
We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed, including intangible assets specific to technology and contract asset intangibles, requires management to make significant judgments about expected future cash flows, weighted-average cost of capital, discount rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, we may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
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
As of December 31, 2022 and December 31, 2021, we had gross deferred tax assets of $208 million and $179 million, respectively, and deferred tax asset valuation allowances of $17 million and $10 million, respectively. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets as of December 31, 2022 and December 31, 2021 include $18 million and $19 million, respectively, related to tax benefit carryforwards associated with net operating losses. The increase in the deferred tax asset as compared to the prior year is primarily attributed to the capitalization of R&D expenditures pursuant to Section 174 of the Tax Code. This section was as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) and became effective for tax years beginning in 2022.
Accounting Standards Updates (ASU)
See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding accounting standards we adopted in 2022 and other new accounting standards that have been issued by the Financial Accounting Standards Board but are not effective until after December 31, 2022.
ITEM 7A. Quantitative and Qualitative Disclosure of Market Risks
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in ‘Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our $225 million Term Loan A and our revolving credit facilities, for which no amounts were outstanding as of December 31, 2022. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of December 31, 2022 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Facility approximate their fair values at December 31, 2022. See for Note 13: Debt additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $46 million as of December 31, 2022. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have experienced inflationary pressures to our supply chain costs, including those associated with micro-electronics, commodities (e.g., metals), and others. Historically, we have generally been able to anticipate increases in costs when pricing our contracts but as inflation continues, certain costs have impacted our profitability. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that have been sufficient to cover cost increases over the period of performance. However, these costs could rise further and may not be mitigated. As a result, they could affect our financial results negatively in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Leonardo DRS, Inc. (the Company) as of December 31, 2022, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders' equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition based on the percentage of completion method
Description of the Matter
As described in Note 3 to the consolidated financial statements, revenues for the majority of contracts are recognized over time using the percentage of completion cost-to-cost method of accounting. Under this method, the costs incurred represent an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers. Due to the long-term nature of many contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.
Auditing the Company’s estimated costs at completion for long-term contracts that recognize revenue over time using the cost-to-cost method of accounting was challenging and complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of these long-term contracts. The estimated costs at completion for these long-term contracts consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully complete the various aspects of the contract.

How We Addressed the Matter in Our Audit	We obtained an understanding of the Company’s revenue recognition process, including management’s review of the estimated costs at completion for a sample of long-term contracts. To test the accuracy of the Company’s estimated costs at completion for these long-term contracts, our audit procedures included, among other things, evaluating the key assumptions used by management to determine such estimates. This included evaluating the historical accuracy of management’s estimates by comparing planned costs to actual costs incurred to date. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.

Valuation of acquired intangible assets
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed an acquisition during the year ended December 31, 2022. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, including technology and contract assets intangibles.
Auditing the Company's accounting for certain acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimations were primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, projected revenue growth rates, obsolescence factors and profit margins. These assumptions relate to the future performance of certain of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for accounting for certain acquired intangible assets including management’s review of the valuation of intangible assets, the valuation model and the assumptions used in the valuation.
To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information, and testing the completeness and accuracy of underlying data. We utilized our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Tysons, Virginia
March 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors
Leonardo DRS, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Leonardo DRS, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of earnings, comprehensive income, shareholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2012 to 2022.
McLean, Virginia
March 28, 2022, except for notes 1A, 1U, 3, 9, 15, 18, and 20, as to which the date is August 2, 2022, and note 1R, as to which the date is March 27, 2023

SUPPLEMENTARY DATAINDEX TO FINANCIAL STATEMENTS
Ernst & Young LLP Tysons, Virginia Auditor ID: 42
KPMG LLP, McLean, VA, Auditor ID: 185

LEONARDO DRS, INC.
Consolidated Statements of Earnings

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Revenues
Products	$2,443	$2,505	$2,412
Services	250	374	366
Total revenues	2,693	2,879	2,778
Cost of revenues
Products	(1,928)	(2,067)	(2,000)
Services	(190)	(265)	(284)
Total cost of revenues	(2,118)	(2,332)	(2,284)
Gross profit	575	547	494
General and administrative expenses	(357)	(293)	(283)
Amortization of intangibles	(10)	(9)	(9)
Other operating income (expenses), net	353	(9)	(21)
Operating earnings	561	236	181
Interest expense	(34)	(35)	(64)
Other, net	(2)	(1)	(5)
Earnings before taxes	525	200	112
Income tax provision	120	46	27
Net earnings	$405	$154	$85

Net earnings per share from common stock
Basic earnings per share:	1.88	$0.73	$0.40
Diluted earnings per share:	1.88	$0.73	$0.40

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net earnings	$405	$154	$85
Other comprehensive income
Foreign currency translation (loss) gain, net of income taxes	(2)	2	1
Net unrecognized gain on postretirement obligations, net of income taxes	11	10	22
Other comprehensive income, net of income tax	9	12	23
Total comprehensive income	$414	$166	$108

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$306	$240
Accounts receivable, net	166	156
Contract assets	872	743
Inventories	319	205
Prepaid expenses	20	23
Other current assets	24	22
Total current assets	1,707	1,389
Noncurrent assets:
Property plant and equipment, net	404	364
Intangible assets, net	172	52
Goodwill	1,236	1,071
Deferred tax assets	66	56
Other noncurrent assets	92	137
Total noncurrent assets	1,970	1,680
Total assets	$3,677	$3,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$29	$41
Accounts payable	457	479
Contract liabilities	233	174
Other current liabilities	323	295
Total current liabilities	1,042	989
Noncurrent liabilities:
Long-term debt	365	352
Pension and other postretirement benefit plan liabilities	45	61
Other noncurrent liabilities	98	74
Total noncurrent liabilities	$508	487
Commitments and contingencies (Note 18)
Shareholders' equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 350,000,000 shares authorized; 260,234,033 shares issued and outstanding	3	2
Additional paid-in capital	5,147	4,632
Accumulated deficit	(2,974)	(2,983)
Accumulated other comprehensive loss	(49)	(58)
Total shareholders' equity	2,127	1,593
Total liabilities and shareholders' equity	$3,677	$3,069

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating activities
Net earnings	$405	$154	$85
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	65	58	53
Deferred income taxes	(6)	31	30
Gain from divestitures	(354)	—	—
Other	5	—	3
Changes in assets and liabilities:
Accounts receivable	(1)	(54)	(35)
Contract assets	(134)	(71)	65
Inventories	(33)	42	(38)
Prepaid expenses	(1)	10	(14)
Other current assets	3	12	3
Other noncurrent assets	24	19	22
Defined benefit obligations	(4)	(13)	(9)
Other current liabilities	14	28	30
Other noncurrent liabilities	(8)	(36)	(14)
Accounts payable	(14)	1	(58)
Contract liabilities	72	(3)	2
Net cash provided by operating activities	33	178	125
Investing activities
Capital expenditures	(65)	(60)	(56)
Business acquisitions, net of cash acquired	19	(14)	—
Proceeds from sales of assets	—	—	5
Proceeds from sales of businesses	482	—	—
Net repayments received (advances) on related party note receivable	—	115	(15)
Cost method investment	—	(2)	(4)
Net cash provided by (used in) investing activities	436	39	(70)
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(8)	(18)	(11)
Borrowings of third party debt	223	—	—
Repayment of related party debt	(992)	(950)	(1,170)
Borrowings from related parties	775	930	1,105
Dividend to US Holding	(396)	—	—
Dividend from investment	3	—	—
Other	(8)	—	(4)
Net cash used in financing activities	(403)	(38)	(80)
Effect of exchange rate changes on cash and cash equivalents	—	—	1
Net increase (decrease) in cash and cash equivalents	66	179	(24)
Cash and cash equivalents at beginning of year	240	61	85
Cash and cash equivalents at end of year	$306	$240	$61
Supplemental disclosure of non-cash investing and financing activities

	Year Ended December 31,
Forgiveness of related party debt	$—	$—	$300
Additions of property plant and equipment and long-term debt for a build-to-suit lease	$—	$—	$49
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2019	$2	$4,332	$(93)	$(3,222)	$1,019
Forgiveness of related party debt	—	300	—	—	300
Total comprehensive income (loss)	—	—	23	85	108
Balance as of December 31, 2020	2	4,632	(70)	(3,137)	1,427
Forgiveness of related party debt	—	—	—	—	—
Total comprehensive income	—	—	12	154	166
Balance as of December 31, 2021	2	4,632	(58)	(2,983)	1,593
Forgiveness of related party debt	—	—	—	—	—
Total comprehensive income	—	—	9	405	414
Stock Compensation Expense	—	5	—	—	5
Issuance of stock in business combination	1	510	—	—	511
Dividend to US Holding	—	—	—	(396)	(396)
Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,” “the Majority Stockholder”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 84% and 86% of our total revenues as an end-user for the years ended December 31, 2022 and 2021, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 16% and 14% of our total revenues for the years ended December 31, 2022 and 2021. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing (“ASC”)
The Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our leading sensing capabilities span applications including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array (“AESA”) tactical radars, dismounted soldier sensing and space sensing. Across our offering, we are focused on advancing sensor distance, precision, clarity, definition, spectral depth and effectiveness. Furthermore, we seek to leverage our multi-decade experience to optimize size, weight, power and cost tailored to our customers’ specific mission requirements.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network computing products. Our network computing offering is utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications. Our network computing products support the DoD’s need for greater situational understanding at the tactical edge and permits data to be rapidly transmitted securely from command centers to forward-positioned defense assets.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Integrated Mission Systems (“IMS”)
Our Integrated Mission Systems (“IMS”) segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, transportation and logistics systems for the U.S. and allied defense customers.
Our naval power and propulsion systems are providing next-generation power capabilities for the future fleet. DRS is currently a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine. We believe DRS is well positioned to meet the needs of an increasingly electrified fleet with our high-efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, and advanced cooling technologies. DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
Our technologies and systems help protect U.S. forces and assets against increasingly sophisticated and proliferating threats. DRS is an integrator of systems in ground vehicles for short-range air defense, counter-UAS (“C-UAS”), and vehicle survivability and protection. This integrator role includes utilizing radars, EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, and kinetic countermeasures for short-range air defense. Our force protection systems, including solutions for counter-unmanned aerial systems (C-UAS), short-range air defense systems and active protection systems used to defend ground combat vehicles help protect personnel and defense assets from these growing threats.
Other
The Company separately presents the unallocable costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
See Note 20: Segment Information for further information regarding our business segments.
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
C.Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of reported amounts of goodwill, long-lived assets and intangible assets, valuation of acquired intangibles, accounting for business combinations, valuation of stock award grants, pensions

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and other postretirement benefits, the valuation of deferred tax assets and liabilities and the valuation of unrecognized tax benefits. Actual results could differ from these estimates.
D.Revenue Recognition
Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, percentage of completion, cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the "cost-to-cost method"). On certain other contracts, primarily time and material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customers based on control transferred to the customer. See Note 3: Revenue from Contracts with Customers for additional information regarding revenue recognition.
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
F.Cost to Fulfill a Contract
Costs to fulfill a contract that are incremental direct costs incurred to fulfill a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract were $34 million at December 30, 2022 and $40 million at December 31, 2021.
G.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of revenues as incurred. Company-funded R&D costs charged to cost of revenues totaled $58 million, $48 million and $41 million in 2022, 2021 and 2020, respectively.
H.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in 2022, 2021 and 2020 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheet as a component of other comprehensive income.
I.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits with banks or other short-term, highly liquid investments with original maturities of three months or less.
J.Accounts Receivable
Accounts receivable consist of amounts billed and currently due from customers. We maintain an allowance recorded in the Allowance for Credit Losses account that is estimated and recorded utilizing relevant information about past events, including historical experience, current conditions and a reasonable and supportable forecast that affects the collectability of the related financial asset. See Note 4: Accounts Receivable for additional information regarding accounts receivable.
K.Inventories
Inventories are recorded at the lower of cost (determined by either actual, weighted average or first-in, first-out methods) or net realizable value, and include direct production costs as well as indirect costs, such as factory overhead. The net realizable value is calculated as the expected sales price in the course of normal operations net of estimated costs to finish and sell the goods. See Note 6: Inventories for additional information regarding inventories.

L.Property, Plant and Equipment
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
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheet, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred and renewals and improvements are capitalized. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.
M.Goodwill
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had seven reporting units at both December 31, 2022 and 2021.
The annual impairment test is typically performed after completion of the Company's annual financial operating plan, which occurs as of December 31. The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
less than its carrying value. If the optional qualitative assessment is performed (Step 0) and the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an additional quantitative fair value test (Step 1) is performed. When performing the Step 1 goodwill impairment test, we compare the fair values of each of our reporting units to their respective carrying values. In order to compute the fair value of our reporting units, we primarily use the income approach based on the discounted cash flows that each reporting unit expects to generate in the future, consistent with our operating plans. Determining the fair value of our reporting units requires significant judgments, including the timing and amount of future cash flows, long-term growth rates, determination of the weighted-average cost of capital and terminal value assumptions. If, based on the quantitative fair value test, the Company concludes that the carrying value of the reporting unit exceeds its fair value, the Company will recognize a goodwill impairment loss in an amount equal to that excess. The Company completed impairment tests as of December 31, 2022, 2021 and 2020 and no adjustment to the carrying value of goodwill was deemed to be necessary. See Note 9: Goodwill for additional information regarding goodwill.
N.Long-Lived Assets and Acquired Identifiable Intangible Assets
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
The Company assesses the recoverability of the carrying value of its long-lived assets and intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company then evaluates the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon expectations of undiscounted net cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the estimated fair value and the carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell. See Note 7: Property, Plant and Equipment and Note 10: Intangible Assets for additional information regarding long-lived assets and intangible assets.
O.Derivative Financial Instruments
The Company does not use derivative financial instruments for trading purposes. All derivative instruments are carried on the Consolidated Balance Sheet as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives depends on the intended use of the derivative and its resultant designation. The Company had no significant derivative or hedging instruments during the years ended December 31, 2022, 2021 or 2020.
P.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 14: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
Q.Income Taxes
We and US Holding have entered into a Tax Allocation Agreement (“Tax Allocation Agreement”), dated as of November 16, 2020, with members of an affiliated group, as defined in Section 1504(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provides for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2008 and each subsequent year in which the parties are members of a group (whether federal or state). The agreement also provides for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the agreement, the parties have agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended December 31, 2008) as if the agreement was then in effect. Although DRS will file its federal consolidated return outside of US Holding post October 3, 2022, the Tax Allocation Agreement will remain in effect for all historic unaudited periods (federal or state) and all applicable prospective periods where the expanded affiliated relationship may warrant it.
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
In general, the taxable income of DRS is included in the consolidated U.S. federal and state tax returns of US Holding for the short taxable year ended October 3, 2022. Where applicable, US Holding’s current portion of U.S. federal income taxes payable were offset against DRS’ net operating loss carryforwards in the period the related tax expense was recorded. Consequently, our net operating loss carryforwards are deemed to have been settled with US Holding in each year in an amount commensurate with the carrying value of the tax effected net operating loss utilized.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The implementation of a modified territorial tax system by the TCJA subjects us to tax on our Global Intangible Low-Taxed Income (“GILTI”) starting with fiscal 2019. The FASB has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes. The Company has elected to use the period cost method.
See Note 12: Income Taxes for additional information regarding income taxes.
R.Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards, only in periods in which such effect would have been dilutive for the period. In February 2021, the Company completed a forward stock split of 1-for-1,450,000 shares of common stock. Additionally, on November 23, 2022, the Company completed a forward stock split of 1.451345331-for-1 share of common stock. The consolidated financial statements have been retroactively adjusted as necessary to reflect the November 23, 2022 forward stock split for all periods presented. In addition 49,742,187 million shares of common stock were issued in connection with the RADA merger on November 28, 2022.
There were 145 million and 210 million basic and diluted common shares outstanding before and after the November 23, 2022 forward stock split, respectively, for all periods presented.
See Note 17: Earnings Per Share for additional information regarding earnings per share.
S.Fair Value Measurements
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
In certain instances, fair value is determined through information obtained from third parties using the latest available market data. In obtaining such data from third parties, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value. The Company categorizes plan assets for disclosure purposes in accordance with this fair value hierarchy. Certain plan investments are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient and are therefore not categorized as Level 1, 2, or 3. NAV is defined as the total value of the fund divided by the number of the fund’s shares

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
outstanding. See Note 14: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
T.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheet at carrying value as of December 31, 2022. However as of December 31, 2021 all of the Financial instruments are reported in the Consolidated Balance Sheet at carrying value which approximates fair value except for the 7.5% Term loan. See Note 13: Debt for further information regarding our debt.
U.Acquisitions, Investments, Variable Interest Entities and Divestitures
Acquisitions
Our consolidated financial statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires that any assets acquired, and liabilities assumed be measured at their respective fair values on the acquisition date. The accounting for business combinations requires the Company to make significant judgments and estimates. Any excess of the fair value of consideration transferred over the assigned values of the net assets acquired is recognized as goodwill.
On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA Electronic Industries Ltd. (“RADA”), a leading Israel-based provider of small-form tactical radar, to become a combined public company. As previously disclosed, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. The acquisition of RADA has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company as the accounting acquirer, which requires the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The acquisition was completed on November 28, 2022, when each issued and outstanding ordinary share of RADA was converted and exchanged for one share of common stock of the Company.
The total purchase consideration for RADA was $511 million and is comprised of Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisitions and Dispositions for additional information regarding the transaction.
During the third quarter of 2021 the Company acquired substantially all the assets of Ascendant Engineering Solutions (“AES”), an advanced gimbal producer located in Austin, TX. The purchase closed on July 28, 2021, for a purchase price of $11 million with an additional $5 million payable upon the achievement of certain financial and operational targets.
AES designs, develops and manufactures high-performance, stabilized, multi-sensor gimbal systems for the growing market of Group 1, 2 and 3 unmanned aerial systems (“UAS”) serving several branches of the DoD. The Company is focused on gimbal payload opportunities in strategic U.S. government programs including those intended to counter current and next-generation anti-access and area-denial systems. We believe this acquisition enables the integration of our own Electro-Optical and Infrared systems with the gimbals of AES and is a strategic investment, offering an integrated solution for our customers in the market for lightweight military platforms including small unmanned aerial systems. The acquisition has been accounted for as a business combination and has been integrated into our ASC segment.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheet. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings (Loss) since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period. The Company sold its interest in its only investment accounted for under the equity method on July 8, 2022. See Note 15: Equity Method Investments for further information regarding our equity method investments.
The Company’s cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investment in VIEs as of December 31, 2022 or 2021.
Divestitures
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for a selling price of $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022 and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million was included in Other operating income (expense) net partially reduced by aggregate transaction costs of $14 million included in Selling, General & Administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. Government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement.
The Company recorded operating income for the GES business of $13 million and $29 million for the years ended December 31, 2022 and 2021, respectively.
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
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at the time, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
V.Share-based Compensation
The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period.
For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on Company's expectations regarding the relevant service or performance criteria. For awards with a service condition only, the Company has made a policy election to recognize the compensation expense on a straight line basis.
See Note 16: Share-based Compensation Plans for further information regarding our share-based compensation plans.
W.New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Government Assistance
In 2022, we adopted Accounting Standards Update (ASU) 2021-10, Government Assistance, which requires certain disclosures for those government assistance transactions for which we have applied a grant accounting model. Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation. Between 2018 and 2022, we received Enterprise Zone Tax Credits totaling approximately $10 million related to our investment in operations in Wisconsin. The credits were recorded in Other Income in the year that each of the requirements for the credits are achieved. DRS can earn as much $8 million in additional credits through 2025.
Accounting Guidance Issued but Not Yet Adopted as of December 31, 2022:
Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this new pronouncement.
Note 2. Business Acquisitions and Dispositions
On June 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RADA, a leading Israel-based provider of small-form tactical radar, for an all-stock merger, with RADA surviving as a wholly owned subsidiary of the Company. The Company acquired RADA as part of the Company’s goal to become a market leader in advanced sensing and force protection.
The acquisition of RADA has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company as the accounting acquirer, which requires the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The acquisition was completed on November 28, 2022, when each issued and outstanding ordinary share of RADA was converted and exchanged for one share of common stock of the Company.
The total purchase consideration for RADA was $511 million and is comprised of the Company’s shares of common stock issued in exchange for all issued and outstanding ordinary shares of RADA, as

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services.
The Company recognized transaction costs of $27 million in the year ended December 31, 2022. These costs were associated with advisory, legal, and consulting services and are presented in general and administrative expense in the consolidated statement of earnings.
Purchase consideration - The following summarizes the purchase consideration transferred to RADA shareholders (in millions, except per share data):

RADA ordinary shares outstanding as of November 28, 2022	50
Share exchange ratio	1
Total Company shares issued	50
Fair value of the Company common stock (RADA share price on November 28, 2022)	$9.87
Total fair value of the Company common stock issued	$491
Replacement share-based payment awards pre-combination vesting expense	20
Preliminary aggregate purchase consideration	$511

Preliminary purchase price allocation - The preliminary allocation of the purchase consideration to assets acquired and liabilities assumed is based on the estimated fair values as follows (in millions):

Assets:
Cash and cash equivalents	$19
Accounts receivable, net	12
Inventories	72
Prepaid expenses	3
Other current assets	4
Property, plant and equipment, net	26
Intangible Assets	131
Other noncurrent assets	14
Total identifiable assets acquired	$281
Liabilities:
Accounts payable	$6
Contract liabilities	2
Other current liabilities	19
Deferred tax liabilities	5
Other noncurrent liabilities	22
Total liabilities assumed	$54
Net assets acquired, excluding goodwill	227
Goodwill	$284

The preliminary fair value estimates of the net assets acquired and liabilities assumed are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The Company has not yet finalized the determination of fair values allocated to the acquired assets and liabilities, including but not limited to the valuation of acquired intangible assets. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
liabilities is recorded as goodwill. Identifiable intangibles assets of $131 million consist of $90 million of technology related assets while the remaining $41 million consists of customer and contractual relationships. The goodwill of $284 million arising from the acquisition is primarily attributable to the growth opportunities related to the RADA business. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill recognized related to the RADA acquisition will be assigned to the ASC segment.
Total revenue and operating earnings for RADA for the period from November 28, 2022, through December 31, 2022 were not significant.

Note 3. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
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
Revenues for the majority of our contracts are measured using the the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts on a routine basis. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
EAC adjustments had the following impacts to revenue for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenue	$(26)	$(34)	$(77)
Total % of Revenue	1%	1%	3%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs as well as the impacts of inflation on certain fixed price production programs. In 2022, the adjustments consist of changes in the designs required to achieve contractual specifications for fixed priced development programs and inflationary cost increases on certain surface ship and radar programs within the Navy that resulted in a change in the programs’ estimate and related profitability. The reductions to revenue for the years ended December 31, 2021 and 2020 were related to certain masted surveillance and submarine electric propulsion programs within our IMS segment, soldier sensing programs within our ASC segment and adjustments to the measurement of variable consideration related to certain requests for equitable adjustment with the U.S. Navy also within our ASC segment.
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of title. In such cases, the production that is in progress and costs that will be recognized at a future point in time are reported within "inventories."
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Contract assets	$872	$743
Contract liabilities	233	174
Net contract assets	$639	$569
Revenue recognized in 2022 and 2021 that was included in the contract liability balance at the beginning of each year was $129 million and $108 million, respectively.

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
The following table summarizes the value of our backlog at December 31, 2022 and 2021, incorporating both funded and unfunded components:

Backlog:	Year Ended December 31,
(Dollars in millions)	2022	2021
Funded	$2,783	$2,510
Unfunded	1,486	351
Total Backlog	$4,269	$2,861
We expect to recognize approximately 41% of our December 31, 2022 backlog as revenue over the next 12 months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized using the over time, percentage of completion cost-to-cost method of accounting. We disaggregate ASC revenue by geographical region, customer relationship and contract

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenue by Geographical Region
United States	$1,543	$1,808	$1,763
International	169	113	182
Intersegment Sales	21	19	13
Total	$1,733	$1,940	$1,958
Revenue by Customer Relationship
Prime contractor	$918	$1,209	$1,063
Subcontractor	794	712	882
Intersegment Sales	21	19	13
Total	$1,733	$1,940	$1,958
Revenue by Contract Type
Firm Fixed Price	$1,494	$1,667	$1,716
Flexibly Priced(1)	218	254	229
Intersegment Sales	21	19	13
Total	$1,733	$1,940	$1,958
________________
(1)Includes revenue derived from cost type and time-and-materials contracts.

IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the over time, percentage of completion cost-to-cost method

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of accounting. We disaggregate IMS revenue by geographical region, customer relationship and contract type.
We believe these categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenue by Geographical Region
United States	$956	$913	$792
International	25	45	41
Intersegment Sales	2	1	1
Total	$983	$959	$834
Revenue by Customer Relationship
Prime contractor	$186	$174	$283
Subcontractor	795	784	550
Intersegment Sales	2	1	1
Total	$983	$959	$834
Revenue by Contract Type
Firm Fixed Price	$853	$831	$692
Flexibly Priced(1)	128	127	141
Intersegment Sales	2	1	1
Total	$983	$959	$834
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

	December 31,
(Dollars in millions)	2022	2021
Accounts receivable	$168	$157
Less allowance for credit losses	(2)	(1)
Accounts receivable, net	$166	$156
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Pursuant to the servicing agreements, the Company collected approximately $10 million and $15 million at December 31, 2022 and 2021, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. See Note 5: Sale of Receivables for additional information on the sale of receivables.
Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions with an aggregate capacity of $325 million. The receivables sold under the factoring facilities are without recourse for any customer credit risk and result in a true sale. Receivables are derecognized in their entirety when sold,

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and the Company’s continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.
During the years ended December 31, 2022 and 2021, the Company incurred purchase discount fees of $4 million and $2 million, respectively, which are presented in other general and administrative expenditures, net on the consolidated statements of earnings.

	December 31,
(Dollars in millions)	2022	2021
Beginning balance	$215	$262
Sales of receivables	373	646
Cash returned to purchaser	(345)	(693)
Outstanding balance sold to purchasers(1)	243	215
Cash collected, not remitted to purchaser(2)	(10)	(15)
Remaining sold receivables	$233	$200
________________
(1)For the calendar year 2022, the Company recorded a net increase to cash flows from operating activities of $28 million and for calendar year 2021 a decrease to cash flow from operating activities of $47 million.
(2)Represents cash collected on behalf of purchasers and not yet remitted.

Note 6. Inventories
Inventories consists of the following:

	December 31,
(Dollars in millions)	2022	2021
Raw materials	$83	$43
Work in progress	224	161
Finished goods	12	1
Total	$319	$205

Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

	December 31,
(Dollars in millions)	2022	2021
Land, buildings and improvements	$321	$312
Plant and machinery	190	191
Equipment and other	335	298
Total property, plant and equipment, at cost	846	801
Less accumulated depreciation	(442)	(437)
Total property, plant and equipment, net	$404	$364

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation expense related to property, plant and equipment was $55 million, $49 million and $44 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Land, buildings and improvements include assets under finance leases in the amount of $102 million and $104 million as of December 31, 2022 and 2021, respectively. See Note 11: Leases for additional information.
As of December 31, 2022 and 2021, respectively, the Company accounted for our manufacturing facility in Menomonee Falls, WI as a build-to-suit lease with a failed sale-leaseback and is included in the Land, building, and improvements in the above table. See Note 13: Debt for additional information.
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

	December 31,
(Dollars in millions)	2022	2021
Salaries, wages and accrued bonuses	$63	$70
Fringe benefits	76	74
Litigation	10	10
Restructuring costs	4	4
Provision for contract losses	54	48
Operating lease liabilities	25	24
Taxes Payable	31	—
Other(1)	60	65
Total other current liabilities	$323	$295
Operating lease liabilities	$68	$73
Taxes Payable	21	—
Other(2)	9	1
Total other noncurrent liabilities	$98	$74
________________
(1)Consists primarily of environmental remediation reserves and warranty reserves. See Note 18: Commitments and Contingencies for more information regarding the warranty provision
(2)Consists primarily of workers’ compensation liabilities.
Note 9. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance at January 1, 2021 (1)	$638	$419	$1,057
Acquisitions	14	—	14
Balance at December 31, 2021	652	419	1,071
Acquisitions	282	—	282
Dispositions	(117)	$—	(117)
Balance at December 31, 2022	$817	$419	$1,236
________________
(1)Goodwill is reported net of $2,362 million and $606 million of accumulated impairments as of January 2021 for the ASC and IMS segments, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Intangible Assets
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
The following disclosure presents certain information regarding the Company's intangible assets as of December 31, 2022 and 2021. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	December 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(918)	$169	$957	$(908)	$49
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$1,096	$(924)	$172	$966	$(914)	$52
Amortization expense related to intangible assets was $10 million, $9 million, and $9 million respectively, for the years ended December 31, 2022, 2021 and 2020.
Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. The net acquired intangible asset balances consists primarily of technology related intangibles of $118 million and customer related assets of $49 million as of December 31, 2022. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. The estimated annual amortization expense related to intangible assets for the subsequent five years is as follows:

(in millions) Year Ending December 31,	Estimated Annual Amortization
2023	$22
2024	22
2025	22
2026	22
2027	18
Note 11. Leases
The Company leases various real estate for manufacturing facilities, administrative offices, warehouses and machinery under both finance leases and operating leases. In addition, the Company leases vehicles and office equipment under operating leases. We determine whether our contracts are or contain a lease at the inception of such arrangements. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
Right of use assets (“ROU”) and lease liabilities are recorded on the Consolidated Balance Sheet as of the lease commencement based on the present value of the future lease payments over the lease term. As our leases do not generally explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate, which is determined based on the rate of interest that the Company would

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as of the lease commencement date. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes lease payments made at or before the commencement date of the lease, less any lease incentives received. The remaining lease cost is amortized over the remaining life of the lease on a straight-line basis. We evaluate ROU assets for impairment consistent with the treatment of other long-lived assets.
Some of our leases include options to extend the lease terms or to terminate the lease early. We include the impact of the option in the determination of the ROU assets and liabilities when it is reasonably certain that we will exercise the option. Our U.S. and Canadian lease payments are largely fixed, but may include variable payments that do not depend on an index or rate, such as usage-based amounts, and are recorded as a lease expense in the period incurred. The lease payments in Israel are tied to the Consumer Price Index (“CPI”) as published by Israel’s Central Bureau of Statistics. These leases are paid in Israeli New Shekels (“ISL”), but recorded in U.S. Dollars on the general ledger. These leases are recalculated each quarter to recognize the changes in both the CPI and the ISL. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
As of December 31, 2022, the Company has not entered into any significant leases that have not yet commenced. We elected not to recognize a ROU asset and lease liability for leases with an initial term of 12 months or less. These leases are expensed on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and to instead account for them as a single component. We have elected this practical expedient for all classes of assets.
Lease Cost
The Company’s total lease cost consists of the following:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating lease cost(1)	$25	$26	$24
Finance lease cost(2):
Amortization of right-of-use assets	10	8	7
Interest on lease liabilities	5	5	5
Total lease cost	$40	$39	$36
________________
(1)Operating lease expense is included within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings Operating lease cost includes short-term leases of approximately $2 million, $3 million and $5 million and an insignificant amount of variable lease cost for 2022, 2021 and 2020.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset and interest expense, net in the Company’s Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in millions)	2022	2021
ROU assets
Operating leases(1)	$83	$84
Finance leases(2)	102	104
Total leased assets	$185	$188
Liabilities
Current lease liabilities:
Operating(1)	$25	$24
Finance(2)	8	6
Noncurrent lease liabilities:
Operating(1)	68	73
Finance(2)	105	107
Total lease liabilities	$206	$210
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
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25	$27	$27
Operating cash flows from finance leases	8	5	5
Financing cash flows from finance leases	5	5	4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	11	18	16
Finance leases	8	4	46

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted Average Lease Term and Discount Rate
Lease terms and discount rates related to leases are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	5 years	5 years
Finance leases	14 years	15 years
Weighted-average discount rate:
Operating leases	4.7%	4.3%
Finance leases	4.5%	4.6%
Maturity of Lease Liabilities:
As of December 31, 2022, future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Year Ending December 31,
2023	$30	$13
2024	27	13
2025	18	12
2026	12	12
2027	9	10
Thereafter	17	94
Total lease payments	113	154
Less: imputed interest	20	41
Present value of lease liabilities	93	113
Less: current maturities	25	8
Long-term lease obligations	$68	$105

Note 12. Income Taxes
Earnings (loss) before taxes consists of the following:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Earnings before taxes
Domestic	$531	$203	$112
Foreign	(6)	(3)	—
Total	$525	$200	$112

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income tax provision (benefit) consists of the following:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Current:
Federal	$93	$(1)	$—
State	24	—	3
Foreign	—	1	2
	117	—	5
Deferred:
Federal	5	43	24
State	(6)	5	—
Foreign	4	(2)	(2)
	3	46	22
Total	$120	$46	$27
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

	Year Ended December 31,
	2022		2021	2020
Statutory federal rate	21.0%		21.0%	21.0%
State rate, net of federal benefit	2.8%		3.6%	2.3%
Foreign rate differential	(0.3)%		(0.2)%	0.5%
Research & development credit, net of reserves	(0.5)%		(0.2)%	(0.7)%
Nondeductible expenses	0.2%		0.9%	0.4%
Global intangible low taxed income	0.2%		—%	0.2%
Change in valuation allowance	1.5%		(1.4)%	(2.5)%
Change in tax reserves	—%		(0.4)%	2.2%
Divestiture impact	(1.9)%	—%	—%	—%
Other	(0.1)%		(0.3)%	0.7%
Effective tax rate	22.9%		23.0%	24.1%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	December 31,
(Dollars in millions)	2022	2021
Deferred tax assets:
Federal net operating loss	$4	$3
State net operating loss	14	16
Foreign net operating loss	$10	$2
Tax credit carryforwards	4	21
Lease liabilities	$61	$59
Capitalized R&D, net of amortization	32	—
Accrued compensation and benefits	23	23
Contract liabilities	23	21
Accrued expenses	6	5
Pension and post-retirement plans	15	18
Inventory capitalization	7	5
Disallowed Interest	1	1
Other	8	5
Total gross deferred tax assets	208	179
Less valuation allowance	17	10
Deferred tax assets	191	169
Deferred tax liabilities:
Right of use assets	$(57)	$(56)
Intangible assets	(45)	(41)
Fixed assets	(21)	(15)
Other	(2)	(1)
Deferred tax liabilities	(125)	(113)
Net deferred tax asset	$66	$56
Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $8 million and $11 million as of December 31, 2022 and 2021 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 14: Pension and Other Postretirement Benefits for additional details. As of December 31, 2022 and 2021 the Company had U.S. federal net operating loss carryforwards of $31 million and $28 million, respectively, which we anticipate we will be able to apply prior to their expiration which commences in 2025. The annual utilization of approximately $25 million of certain our Federal net operating losses is subject to limitations under section 382 of the Internal Revenue Code. Our foreign net operating losses have expirations ranging from 2041 to indefinite. During 2022 we recorded a valuation allowance in Canada due to a change in the Company’s judgement regarding the realizability of their deferred tax assets, including a valuation allowance of $6 million against the foreign net operating losses. As of December 31, 2022 and 2021 we had apportioned state net operating loss carryforwards of $227 million and $239 million, respectively, which are associated with jurisdictions in which we currently file and the Company expects to utilize prior to expiration except for those for which we have recorded a valuation allowance. Our state net operating losses have expirations ranging from 2024 to 2041 and are offset by a valuation allowance of $5 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Tax Uncertainties
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management at least quarterly based on the best information available. The Company’s total liability for unrecognized tax benefits as of December 31, 2022, 2021 and 2020 was approximately $24 million, $22 million and $25 million, respectively; all of which will impact the effective tax rate when recognized. Approximately $2 million, $15 million and $22 million as of December 31, 2022, 2021 and 2020, respectively, have been recorded within (and as an offset to) deferred tax assets. In addition, the Company does not believe there are any tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months. The table below summarizes the activity associated with our unrecognized tax benefits:

(Dollars in millions)	2022	2021	2020
Balance at January 1,	$22	$25	$18
Increase related to prior year tax positions	1	—	3
Increase related to current year tax positions	2	1	4
Decreases related to prior year tax positions	—	(4)	—
Lapse of statute of limitations	(1)	—	—
Settlements with taxing authorities	—	—	—
Balance at December 31,	$24	$22	$25
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through the tax year ended December 31, 2018 except as it relates to the net operating loss carryforward and tax credit carryforwards. Substantially all material state and local matters have been concluded for years through the tax year ended December 31, 2017. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through the tax years ending during 2017.
As of December 31, 2022, the Company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA allows for a dividend received deduction for repatriation of foreign earnings. We intend to indefinitely reinvest these earnings. Should the Company’s undistributed earnings from its investment in non‐U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes.
Note 13. Debt
The Company’s debt consists of the following:

	December 31,
(Dollars in millions)	2022	2021
Term Loan A	$225	$—
7.5% Term loan due November 30, 2023(1)	—	139
5.0% Daylight term loan due October 15, 2024(1)	—	78
Finance lease and other	161	161
Short-term borrowings	10	15
Total debt principal	396	393
Less unamortized debt issuance costs and discounts	(2)	—
Total debt, net	394	393
Less short-term borrowings and current portion of long-term debt	(29)	(41)
Total long-term debt	$365	$352

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
________________
(1)The Company’s debt with related parties consists of two term loans and a working capital credit facility with US Holding, as described below.
Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate, (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at December 31, 2022 was $223 million.The fair value of Term Loan A at December 31, 2022 was approximately $223 million, however the Company has the ability to prepay the outstanding principal balance without penalty.
In January 2009, the Company entered into a credit agreement with Finmeccanica S.p.A. (presently Leonardo S.p.A. and Majority Stockholder) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and had a maturity of November 30, 2023. The 2009 Credit Agreement provided for a term loan that bore interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year (the “7.5% Term loan”). The outstanding balance of the 7.5% Term loan at December 31, 2021 was $139 million. The fair value of this term loan at December 31, 2021 was $182 million; however the Company had the ability to prepay the outstanding principal balance at the carrying amount without penalty. In November 2022, the Company repaid the aggregate principal amount of $139 million. Upon repayment the 2009 Credit Agreement was terminated.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $137.5 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million at December 31, 2021, which approximated its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan had an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15. During 2022, the Company repaid the aggregate principal amount of $78 million. Upon repayment the 2009 Credit Agreement was terminated.
Credit Facilities
The 2009 Credit Agreement provided for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million, and an interest rate of LIBOR plus 3.5%. There was a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there was no compensating balance requirements. There was no balance on the Revolving Credit Facility as of December 31, 2021. The 2009 Credit Agreement was terminated in November 2022.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $65 million and $65 million at December 31, 2022 and 2021, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and also includes a revolving facility with a maximum borrowing limit of $15 million, which bears interest at LIBOR plus 0.5%. At December 31, 2022 and 2021, there was no balance outstanding on the revolving facility. The Company had letters of credit outstanding of approximately $36 million and $35 million as of December 31, 2022 and 2021, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company, (“the 2022 Revolving Credit Facility”). As of December 31, 2022 the 2022 Revolving Credit Facility had a limit of $275 million loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the Secured Overnight Financing Rate, (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2022. The weighted average interest rate on the 2022 Revolving Credit Facility as of December 31, 2022 and 2021 was 4.58% and 3.67%, respectively.
Finance Lease and Other
As of December 31, 2022, finance lease and other of $161 million includes approximately $113 million related to finance lease liabilities and $48 million related to our Menomonee Falls, WI manufacturing facility, which has been accounted for as a build-to-suit lease with a failed sale leaseback. Approximately $8 million has been recognized as the current portion of long-term debt for the finance lease liabilities and financing liability related to the build-to-suit arrangement.
Short-term Borrowings
As of December 31, 2022 and 2021, the Company recognized $10 million and $15 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. See Note 4: Accounts Receivable and Note 5: Sale of Receivables for more information.
Interest Paid
Total interest paid associated with our debt was $34 million, $35 million and $64 million in 2022, 2021 and 2020, respectively. Our effective interest rate was approximately 5.57%, 4.05% and 5.19% for the years ended December 31, 2002, 2021 and 2020, respectively. The interest expense attributable to the amortization of debt issuance costs in 2022 was not material and not applicable for 2021 and 2020.
Maturities of debt as of December 31, 2022 are as follows:

(Dollars in millions)
Year Ending December 31,
2023	$29
2024	20
2025	20
2026	20
2027	187
Thereafter	120
Total principal payments	$396
Note 14. Pension and Other Postretirement Benefits
Retirement Plan Summary Information
The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility requirements for participation in the plans vary and benefits generally are based on the participant's compensation and years of service, as defined in the respective

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
plan. The Company's funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the Tax Code and regulations thereunder. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds. For all periods presented, the Company made no discretionary pension contributions. Plan assets are invested primarily in equities, bonds (both corporate and U.S. government), U.S. government-sponsored entity instruments, cash and cash equivalents and real estate.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of December 31, 2022 and 2021:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$215	$226	$2	$2	$22	$23
Service cost	—	—	—	—	—	—
Interest cost	6	5	—	—	1	1
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gain) loss	(45)	(3)	—	—	(5)	(1)
Benefits paid	(9)	(13)	(1)	—	(1)	(1)
(Gain) loss due to settlement	(5)	—	—	—	—	—
Plan amendments	—	—	—	—	—	—
Exchange rate differences and other	—	—	—	—	—	—
Benefit obligation at end of year	$162	$215	$1	$2	$17	$22
Change in plan assets:
Fair value of plan assets at beginning of year	$166	$151	$1	$1	$12	$11
Actual return on plan assets	(33)	15	—	—	(1)	1
Plan participants' contributions	—	—	—	—	—	—
Employer contributions	3	13	—	—	1	1
Benefits paid	(9)	(13)	—	—	(1)	(1)
(Loss) gain due to settlement	(3)	—	—	—	—	—
Exchange rate differences and other	—	—	—	—	—	—
Fair value of plan assets at end of year	124	166	1	1	11	12
Contributions between measurement date and year end	—	—	—	—	—	—
Funded status of the plans at year end	$(38)	$(49)	$—	$(1)	$(6)	$(10)
The amounts recognized in the Consolidated Balance Sheet, as of December 31, 2022 and 2021 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Noncurrent assets	$—	$—	$1	$1	$—	$—
Current liabilities	—	—	—	—	—	—
Noncurrent liabilities	(38)	(49)	(1)	(2)	(6)	(10)
Net liability recognized	$(38)	$(49)	$—	$(1)	$(6)	$(10)

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amounts recognized in accumulated other comprehensive income (before taxes) at December 31, 2022 and 2021 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	31	40	(1)	(1)	2	6
Total amount recognized in accumulated other comprehensive losses (earnings)	$31	$40	$(1)	$(1)	$2	$6
The aggregate accumulated benefit obligation (“ABO”) for the Company's defined benefit pension plans combined was $179 million and $237 million at December 31, 2022 and 2021, respectively. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation (“PBO”).The table below presents information for the pension plans with an ABO and PBO in excess of the fair value of plan assets at December 31, 2022 and 2021.

(Dollars in millions)	2022	2021
Projected benefit obligation	$179	$237
Accumulated benefit obligation	179	237
Fair value of plan assets	135	178
The following table summarizes the weighted average actuarial assumptions used to determine our benefit obligations at December 31, 2022 and 2021:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2022	2021	2022	2021	2022	2021
Rate assumptions
Discount rate	5.0%	2.8%	4.9%	2.6%	5.1%	2.8%
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	7.2%	5.9%	7.2%	5.9%	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	5.3%	4.6%	N/A	N/A
Ultimate health care trend rate	N/A	N/A	4.2%	4.3%	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	2037	2031	N/A	N/A
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the years ended December 31, 2022 and 2021 and 2020. Net actuarial gains and losses are amortized to expense when they exceed the 10%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
accounting corridor, based on the greater of the plan assets or benefit obligations, over the average future lifetime for all plans that are frozen, and over the average remaining service period for active plans.

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	$6	$5	$7	$—	$—	$—	$1	$1	$1
Expected return on plan assets	$(7)	$(7)	$(8)	$—	$—	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$1	$2	$3	$—	$(1)	$(1)	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$1	$—	$3	$—	$—	$—	$—		$—
Net periodic benefit cost	$1	$—	$5	$—	$(1)	$(1)	$1	$1	$1
The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive earnings for the Company's pension, postretirement and supplemental retirement benefit plans for the years ended December 31, 2022 and 2021 and 2020:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net actuarial (gain) loss	$(8)	$(11)	$(21)	$—	$—	$(1)	$(4)	$(1)	$(1)
Prior service cost	—	—	—	—	—	—	—	—	—
Amortization of net actuarial (loss) gain from prior years	(2)	(2)	(6)	—	1	1	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—	—	—	—
Total recognized in other comprehensive income	$(10)	$(13)	$(27)	$—	$1	$—	$(4)	$(1)	$(1)
________________
(1) Includes foreign exchange translation.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the weighted average actuarial assumptions used to determine our net periodic cost of the plans for the years ended December 31, 2022, 2021 and 2020:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Rate assumptions
Discount rate	2.8%	2.8%	2.7%	2.6%	2.1%	2.8%	2.8%	2.4%	2.4%
Expected long - term return on plan assets	5.9%	6.4%	6.3%	5.9%	6.4%	5.8%	N/A	N/A	N/A
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	N/A	5.5%	5.8%	6.0%	N/A	N/A	N/A
Ultimate health care trend rate	N/A	N/A	N/A	4.2%	4.5%	4.5%	N/A	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	N/A	2031	2030	2029	N/A	N/A	N/A

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
Pension related expenses are reflected in the Costs of revenues and General and administrative expenses on the Consolidated Statement of Earnings.
A one percentage increase or decrease in healthcare trend rates in the table above would have an insignificant impact to our service and interest cost and the postretirement medical obligations.
Plan Assets
The Retirement Committee has been authorized by the Company’s management to manage the strategic oversight of our defined benefit plan assets held in trust. The Retirement Committee has adopted an investment policy and provides oversight of a third party investment manager who reports to the Retirement Committee on a regular basis. The outsourced third party manager develops investment strategies and makes all of the day to day investment decisions related to the defined benefit plan assets in accordance with the investment policy and target asset allocation targets, therein. Presently all of the plans are governed by a single investment policy and are uniformly invested. As part of the policy statement the Company has implemented a glide path which adjusts the percentage of assets invested in return seeking assets based upon the attainment of specific funding percentages. The non-return seeking assets are invested primarily in bonds with maturities closely matching the anticipated payment of benefits. As the funding percentage increase the glide path reduce the amount of the assets invested in return seeking assets.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below represents all of the Company's funded pension plans' and postretirement benefit plans' weighted-average asset allocation at December 31, 2022 and 2021 by asset category:

	Asset Allocation
	2022	2021
Asset Category
Equity securities	37%	41%
Debt securities	49%	47%
Real estate	6%	6%
Other, primarily cash and cash equivalents, and hedge funds	8%	6%
The table below presents the target allocation ranges for each major asset category for the Company's benefit plans for the years ended December 31, 2022 and 2021.

Target Asset Allocation Range
	2022	2021
Asset Category
Equity securities	30% - 50%	40% - 60%
Debt securities	45% - 65%	30% - 50%
Real estate	—% - 10%	5% - 10%
Other, primarily cash and cash equivalents and hedge funds	—% - 10%	5% - 10%
The following tables provides the fair value of plan assets held by our defined benefit plan by asset category and by fair value hierarchy level. Certain investments are measured at their NAV per share and

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
do not have readily determined fair values. As such, these investments are not subject to leveling in the fair value hierarchy.

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$10	$—	$—	$10
Equity securities	5	—	—	5
Debt securities	—	—	—	—
Total	$15	$—	$—	$15
Investments measured at NAV:
Collective trust funds	—	—	—	121
Equity and fixed income funds	—	—	—	—
Total	$15	$—	$—	$136

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$11	$—	$—	$11
Equity securities	6	—	—	6
Debt securities	—	—	—	—
Total	$17	$—	$—	$17
Investments measured at NAV:
Collective trust funds	—	—	—	162
Equity and fixed income funds	—	—	—	—
Total	$17	$—	$—	$179
For the year ended December 31, 2023, the Company expects to contribute $8 million to its pension plans and an inconsequential amount to its postretirement plans.
The following table presents expected pension and postretirement benefit payments over the next 10 years:

(Dollars in millions)	Defined Benefit Pension Plans	Postretirement Benefit Plans	Supplemental Retirement Plans
Year Ending December 31,
2023	$11	$—	$1
2024	12	—	1
2025	12	—	1
2026	12	—	1
2027	12	—	1
2028-2032	59	1	6
Defined Contribution Plans
The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for the years ended December 31, 2022, 2021 and 2020 amounted to $22 million, $22 million and $21 million, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 15. Equity Method Investments
Our share of net earnings related to our equity method investments was $1 million, $2 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively, which was included in our Advanced Sensing and Computing business segment operating profit.
Below is a list of the entities accounted for under the equity method and recorded in other noncurrent assets on our Consolidated Balance Sheet:

	% of Ownership		Carrying Value
(Dollars in millions)	2022	2021	2022	2021
Advanced Acoustics Concepts, LLC	—%	51%	$—	$27
Note 16. Share-based Compensation Plans
In November 2022, the Company established the 2022 Omnibus Equity Compensation Plan (the “2022 Equity Plan”). The 2022 Equity Plan allows for grants of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. As of December 31, 2022, there were 4 million shares of the Company’s common stock reserved for future issuances under the 2022 Equity Plan.
Under the 2022 Equity Plan, the Company granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), referred to as a one-time founders award. The RSUs are subject to time-based vesting over a two-year period. The PRSUs are subject to both time and performance-based vesting based on the Company’s share price metric market condition over a two-year period.
In November 2022, in conjunction with the acquisition of RADA, the Company assumed 5.4 million stock options. In accordance with the Merger Agreement, the outstanding stock options were exchanged into options to purchase the Company’s common stock. The assumed stock options are subject to the same terms and conditions as the original awards, including time-based vesting. The options are generally exercisable for 48 months following the date of vesting.
In November 2022, in conjunction with the acquisition of RADA, the Company converted the 2022 long-term incentive (“LTI”) program from a cash-based plan to an equity plan. The conversion was treated as a liability to equity modification. Following the modification, equity awards were granted in the form of RSUs and PRSUs. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: Relative Total Shareholder Return (“rTSR”), Revenue Growth, and Return on Invested Capital (“ROIC”).
The fair value of stock options is measured on the date of the acquisition of RADA using the Black-Scholes option pricing model. The fair value of market condition PRSUs is measured on the date of grant using the Monte Carlo Simulation Model. Expense for time-based awards is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.
Share-based compensation during the fiscal year ended December 31, 2022 was recorded in the Consolidated Statements of Earnings within general and administrative expenses as shown in the following table (in millions):

Total Share-Based Compensation Expense	$5
Tax benefit recognized from Share-Based Compensation	1
There was no share-based compensation expense recognized for the fiscal years ended December 31, 2021 and 2020.
Stock Options

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The assumptions used in valuing stock options during the period are set forth in the following table:

Year Ended December 31,
2022
Expected term(1)	0.04 – 5.18 years
Expected volatility(2)	45.0%
Risk-free interest rate(3)	3.8– 4.7%
Expected dividend yield(4)	—%
(1) The expected term is based upon historical experience and represents the period of time between when the options are granted and when they are expected to be exercised.
(2) The computation of expected volatility is based on a blend of historical RADA volatility and leverage-adjusted historical volatility of the Company’s publicly traded peers.
(3) The risk-free interest rate is based on the bootstrap adjusted U.S. Treasury Rate Yield Curve Rate as of the valuation date, term matched with expected life of the awards.
(4) The expected dividend yield is based on the Company’s historical experience and expectation of future dividend payouts and may be subject to changes in the future.

The weighted-average valuation date fair values for options assumed during the fiscal year ended December 31, 2022 was $4.58.
The following table shows a summary of all option activity under the 2022 Equity Plan:

	Number of Shares (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding as of January 1, 2022	—	$—
Assumed	5.38	$8.42
Exercised	(0.04)	$3.34
Forfeited	—	—
Outstanding as of December 31, 2022	5.34	$8.45	4	$23
Exercisable as of December 31, 2022	4.11	$8.07	4	$20
Vested and expected to vest as of December 31, 2022	5.34	$8.45	4	$23

As of December 31, 2022, total compensation expense not yet recognized related to unvested options was approximately $4 million, which is expected to be recognized over a weighted average period of 3 years.
The total intrinsic value of stock options exercised during the fiscal year ended December 31, 2022, was insignificant.
RSUs and PRSUs
The following table shows a summary of all RSU activity under the 2022 Equity Plan:

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	1.43	$9.87
Vested	—	$—
Forfeited	—	$—
Unvested as of December 31, 2022	1.43	$9.87

As of December 31, 2022, total compensation expense not yet recognized related to unvested RSUs was approximately $11 million, which is expected to be recognized over a weighted average period of 2 years.
The following table shows a summary of all PRSU activity under the 2022 Equity Plan:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	1.20	$7.20
Vested	—	$—
Forfeited	—	$—
Unvested as of December 31, 2022	1.20	$7.20

The Monte Carlo Model assumptions used in valuing market condition PRSUs during the period are set forth in the following table:

Year Ending December 31,
2022
Grant Date Stock Price	$9.87
Expected volatility	40.0%
Risk-free interest rate	4.4%
Expected dividend yield (4)	—%
As of December 31, 2022, total compensation expense not yet recognized related to unvested PRSUs was approximately $7 million, which is expected to be recognized over a weighted average period of 2 years.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 17. Earnings Per Share

(Dollars in millions, except per share amounts; shares in millions	2022	2021	2020
Net earnings attributable to common shareholders	$405	$154	$85
Basic weighted average number of shares outstanding	215	210	210
Impact of dilutive share-based awards	—	—	—
Diluted weighted average number of shares outstanding	215	210	210
Earnings per share attributable to common shareholders - basic	$1.88	$0.73	$0.40
Earnings per share attributable to common shareholders - diluted	$1.88	$0.73	$0.40
For the year ended December 31, 2022, potential dilutive common shares primarily consisted of employee stock options, RSUs and PRSUs, however, the amount of dilutive securities included in the diluted weighted average number of shares outstanding was immaterial. For the years ended December 31, 2021 and 2020, the basic and diluted weighted average number of shares outstanding were equal as there were no dilutive securities.
The computation of diluted EPS excludes the effect of the potential exercise of stock awards when the average market price of the common stock is lower than the exercise price of the stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes stock awards whose issuance is contingent upon the satisfaction of certain performance vesting conditions. During the year ended December 31, 2022, there were 3 million stock awards excluded from the computation. During the years ended December 31, 2021, and 2020 there were no anti-dilutive securities.
Note 18. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease and credit agreements. See Note 11: Leases and Note 13: Debt for additional information on our leases and credit agreements.
Contingencies
From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner adverse to us. Although the precise amount of liability that may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially adversely affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable, and the loss is reasonably estimable.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Restructuring costs
We engage in targeted restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives, we recorded charges totaling $3 million, $5 million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. Costs incurred were related to employee termination and severance costs, as well as costs related to discontinuing product lines or closing down of locations. Charges were recorded within other operating expenses, net, with the exception of costs incurred related

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
to the write-down of inventory, which were recorded in cost of products. See the table below for a breakout of restructuring costs incurred by segment and by nature of cost incurred:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
ASC
Severance	$2	$5	$6
Facility abandonment	1	—	—
Inventory	—	—	—
Total ASC	3	5	6
IMS
Severance	—	—	—
Facility abandonment	—	—	6
Inventory	—	—	—
Total IMS	—	—	6
Corporate
Severance	—	—	—
Facility abandonment	—	—	—
Inventory	—	—	—
Total Corporate	—	—	—
Total	$3	$5	$12
The following is a summary of changes in the restructuring provision balance during the years ended December 31, 2021 and 2022:

(Dollars in millions)
Balance at January 1, 2021	$1
Additional provision	5
Reversal and utilization	(2)
Balance at December 31, 2021	4
Additional provision	3
Reversal and utilization	(3)
Balance at December 31, 2022	$4
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
identified and resolved. The following is a summary of changes in the product warranty balances during the years ended December 31, 2021 and 2022:

(Dollars in millions)
Balance at January 1, 2021	$17
Additional provision	17
Reversal and utilization	(15)
Balance at December 31, 2021	19
Additional provision	10
Reversal and utilization	(11)
Balance at December 31, 2022	$18
Note 19. Related Party Transactions
Although we operate largely independently from Leonardo S.p.A. and the proxy agreement contains limitations on services that we may provide to and receive from Leonardo S.p.A. and its affiliates, we have historically provided, and expect to continue to provide, certain services to Leonardo S.p.A. and its affiliates to support its U.S. operations (aside from us). These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related-party sales and purchases with the Majority Stockholder and its other affiliates that occur in the regular course of business. The Company also hold an approximately 10% interest in Hoverfly Technologies, Inc. (“Hoverfly”), which designs, develops and manufactures power-tethered unmanned aerial systems and related products. The Company is also party to an exclusive manufacturing and teaming agreement with Hoverfly where we have related-party sales and purchases with Hoverfly. Related-party sales for these transactions are included in revenues and were $67 million, $11 million and $26 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has related-party purchases with the Majority Stockholder and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $5 million and $4 million for the years ended December 31, 2022 and 2021, respectively. The receivables and payables related to transactions with the Majority Stockholder and its other affiliates of $14 million and $2 million, respectively, and payables of $1 million and $1 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of December 31, 2022 and 2021. In addition, there was a related-party balance in contract assets of $5 million at December 31, 2022.
Prior to acquiring RADA on November 28, 2022, the Company considered RADA a related party due to a common Board Member. As of November 28, 2022, the Company purchased $17 million from RADA and had paid the invoices. After November 28, 2022, all transactions with RADA are eliminated in consolidation.
The Company entered into Tax Allocation Agreement with US Holding, dated as of November 16, 2020. See Note 1: Summary of Significant Accounting Policies for more information.
Note 20. Segment Information
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Certain information related to our segments for the years ended December 31, 2022, 2021 and 2020, is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of December 31, 2022 and 2021 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the years ended December 31, 2022, 2021 and 2020 consists of the following:

(Dollars in millions)	2022	2021	2020
ASC	$1,733	$1,940	$1,958
IMS	983	959	834
Corporate & Eliminations	(23)	(20)	(14)
Total revenue	$2,693	$2,879	$2,778

(Dollars in millions)	2022	2021	2020
ASC	$21	$19	$13
IMS	2	1	1
Total intersegment revenue	$23	$20	$14
Depreciation by segment as of December 31, 2022, 2021 and 2020 consists of the following:

(Dollars in millions)	2022	2021	2020
ASC	$36	$33	$30
IMS	19	16	14
Total depreciation	$55	$49	$44
Total assets by segment as of December 31, 2022 and 2021 consist of the following:

(Dollars in millions)	2022	2021
ASC	$2,167	$1,545
IMS	1,152	1,145
Corporate & Eliminations	358	379
Total assets	$3,677	$3,069

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

(Dollars in millions)	2022	2021	2020
Adjusted EBITDA
ASC	$199	$220	$213
IMS	119	90	55
Corporate & Eliminations	—	—	—
Total Adjusted EBITDA	$318	$310	$268
Amortization of intangibles	(10)	(9)	(9)
Depreciation	(55)	(49)	(44)
Restructuring costs	(3)	(5)	(12)
Interest expense	(34)	(35)	(64)
Deal related transaction costs	(43)	(5)	(9)
Other non-operating expense	(2)	(7)	(18)
Gain on sale of dispositions	354	—	—
Income tax provision	(120)	(46)	(27)
Net earnings	$405	$154	$85

Note 21. Subsequent Events
The Company has evaluated subsequent events through March 28, 2023, which represents the date on which the Consolidated Financial Statements were issued. There were no subsequent events that require disclosure.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2022 and determined these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Due to the inherent limitations, internal control systems can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that existing controls may become inadequate because of changing conditions, or that the degree of compliance with existing policies and procedures may deteriorate.
Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the operations and related assets acquired in the RADA merger (the “Acquired Company”), which were acquired on November 28, 2022. The Acquired Company’s total assets and total sales represented approximately 8% and 0.5% of the Company's respective consolidated total assets and total sales as of and for the year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
As the result of the RADA transaction, the Company added Business Combination and Stock Compensations controls into the overall internal controls framework in Q4. Other than these additions, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Directors and Corporate

Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Report. The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled "Delinquent Section 16(a) Reports”.
We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, which can be found on our website at http://www.investors.leonardodrs.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to stockholders free of charge upon written request by contacting Leonardo DRS, Inc., at 2345 Crystal Drive, Suite 1000, Arlington, Virginia 22202.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Corporate Governance - Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference herein to the Proxy Statement sections entitled “Stock Ownership of Management Table,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Persons Owning More than 5% of Leonardo DRS Common Stock.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Related Person Transaction Reporting Compliance” and “Director Independence.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees Paid to Auditor.”

ITEM 15.Exhibits and Financial Statement Schedules
1.Consolidated Financial Statements

Consolidated Statement of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statement of Cash Flows
Consolidated Statements of Shareholders Equity
Notes to Consolidated Financial Statements (1 to 21)

2. Index to Exhibits - Leonardo DRS

Exhibits listed below, which have been filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the effect as if filed herewith.
Exhibits.

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated as of March 21, 2022, by and among SES Government Solutions, Inc., SES S.A., DRS Defense Solutions, LLC and DRS Global Enterprise Solutions, Inc. and Leonardo DRS, Inc.
2.2	Agreement and Plan of Merger, dated as of June 21, 2022, by among RADA Electronic Industries LTD., Leonardo DRS, Inc. and Blackstart LTD
2.2(a)
Certain Waivers to and Amendments of the Agreement and Plan of Merger, dated June 21, 2022, by and among RADA Electronic Industries LTD., Leonardo DRS, Inc. and Blackstart LTD, effective August 25, 2022

3.3	Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc., as in effect
3.4	Amended and Restated Bylaws of Leonardo DRS, Inc., as in effect
10.1	Tax Allocation Agreement, dated as of November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and the other signatories thereto
10.2	Trademark License Agreement, dated as of January 1, 2021, by and between Leonardo DRS, Inc. and Leonardo – Società per azioni
10.3
Commitment Letter re Leonardo DRS, Inc. Commitment to Mitigate Foreign Ownership, Control or Influence, dated as of February 26, 2021, by and among Leonardo DRS, Inc., Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense

10.4	First Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 28, 2022
10.5	Second Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 29, 2022

10.6
Form of Amended and Restated Proxy Agreement by and among Leonardo DRS, Inc., the individual Proxy Holders signatories thereto, Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense

10.7	Registration Rights Agreement, dated as of November 28, 2022, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc.
10.8	Cooperation Agreement, dated as of November 28, 2022, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc.
10.9	Credit Agreement dated as of November 29, 2022, by and among Leonardo DRS, Inc. referred to therein, each of the lenders identified therein and Bank of America, N.A., as administrative agent
10.10†	Employment Agreement, dated as of November 22, 2022, by and between Leonardo DRS, Inc. and William J. Lynn III
10.11†	Leonardo DRS Incentive Compensation Plan
10.12†	Leonardo DRS Long-Term Incentive Plan
10.13†	Leonardo DRS, Inc. Executive Severance Plan
10.14†	Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan
10.15†	Form of Restricted Stock Unit Award Agreement
10.16†	Form of Director Indemnification Agreement
10.17†	Form of Performance Restricted Stock Unit Agreement
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________
†Identifies each management contract or compensatory plan or arrangement.

(a)Financial Statement Schedules: Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2023.

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2023 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ William J. Lynn III	Director, Chief Executive Officer (Principal Executive Officer)
William J. Lynn III

/s/ Michael D. Dippold	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael D. Dippold

/s/ Pamela J. Morrow	Senior Vice President and Controller (Principal Accounting Officer)
Pamela J. Morrow

/s/ Louis R. Brothers	Director
Louis R. Brothers

/s/ David W. Carey	Director
David W. Carey

/s/ General George W. Casey, Jr. (Ret.)	Director
General George W. Casey, Jr. (Ret.)

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Eric C. Salzman	Director
Eric C. Salzman

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Gail Baker	Director
Gail Baker

/s/ Mary E. Gallagher	Director
Mary E. Gallagher

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No such annual report or proxy material has been sent to security holders.