Form 10-Q
period 2023-03-31
Leonardo DRS, Inc.
filed 2023-05-04
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 261 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
In this quarterly report on Form 10-Q (the “Quarterly Report”), when using the terms the “Company”, “DRS”, “we”, “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Leonardo DRS, Inc. This Quarterly Report contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
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
i

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
•Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act, the Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, and those that we are exposed to as a result of our international business;
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
•Adverse consequences from any acquisitions such as operating difficulties, dilution and other harmful consequences or any modification, delay or prevention of any future acquisition or investment activity by the Committee on Foreign Investment in the United States;
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 28, 2023, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Revenues:
Products	$520	$541
Services	49	71
Total revenues	569	612
Cost of revenues:
Products	(403)	(422)
Services	(35)	(56)
Total cost of revenues	(438)	(478)
Gross profit	131	134
General and administrative expenses	(100)	(76)
Amortization of intangibles	(6)	(2)
Other operating expenses, net	—	—
Operating earnings	25	56
Interest expense	(8)	(8)
Other, net	(1)	—
Earnings before taxes	16	48
Income tax provision	4	12
Net earnings	$12	$36

Net earnings per share from common stock:
Basic earnings per share:	$0.05	$0.17
Diluted earnings per share:	$0.05	$0.17
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net earnings	$12	$36
Other comprehensive income (loss):
Foreign currency translation gain, net of income taxes	—	1
Gain from pension settlements	—	3
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	—	2
Other comprehensive income (loss), net of income tax	—	6
Total comprehensive income	$12	$42
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$174	$306
Accounts receivable, net	158	166
Contract assets	968	872
Inventories	364	319
Prepaid expenses	19	20
Other current assets	29	24
Total current assets	1,712	1,707
Noncurrent assets:
Property plant and equipment, net	402	404
Intangible assets, net	167	172
Goodwill	1,236	1,236
Deferred tax assets	72	66
Other noncurrent assets	92	92
Total noncurrent assets	1,969	1,970
Total assets	$3,681	$3,677
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$250	$29
Accounts payable	258	457
Contract liabilities	247	233
Other current liabilities	264	323
Total current liabilities	1,019	1,042
Noncurrent liabilities:
Long-term debt	360	365
Pension and other postretirement benefit plan liabilities	42	45
Deferred tax liabilities	6	—
Other noncurrent liabilities	111	98
Total noncurrent liabilities	$519	$508
Commitments and contingencies (Note 14)
Shareholders' equity
Preferred stock,$0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 350,000,000 shares authorized; 260,553,101 issued	3	3
Additional paid-in capital	5,151	5,147
Accumulated deficit	(2,962)	(2,974)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' equity	2,143	2,127
Total liabilities and shareholders' equity	$3,681	$3,677
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$12	$36
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	22	15
Deferred income taxes	—	11
Other	4	—
Changes in assets and liabilities:
Accounts receivable	8	13
Contract assets	(96)	(80)
Inventories	(45)	(30)
Prepaid expenses	1	(1)
Other current assets	(5)	(3)
Other noncurrent assets	5	21
Defined benefit obligations	(3)	1
Other current liabilities	(59)	(14)
Other noncurrent liabilities	7	(21)
Accounts payable	(199)	(215)
Contract liabilities	14	12
Net cash used in operating activities	$(334)	$(255)
Investing activities
Capital expenditures	(15)	(13)
Proceeds from sales of assets	1	—
Net cash used in investing activities	$(14)	$(13)
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	6	(9)
Repayment of third party debt	(128)	—
Borrowings of third party debt	340	—
Repayment of related party debt	—	(135)
Borrowings from related parties	—	285
Proceeds from stock issuance	1	—
Cash outlay to reacquire equity instruments	(1)	—
Other	(2)	—
Net cash provided by financing activities	$216	$141
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(132)	$(127)
Cash and cash equivalents at beginning of year	306	240
Cash and cash equivalents at end of period	$174	$113
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	6	36	42
Balance as of March 31, 2022	$1	$4,633	$(52)	$(2,947)	$1,635

Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	—	12	12
Stock compensation expense	$—	$4	$—	$—	$4
Balance as of March 31, 2023	$3	$5,151	$(49)	$(2,962)	$2,143

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company is controlled by Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding. US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. DoD is our largest customer and accounts for approximately 80% and 85% of our total revenues as an end-user for the periods ended March 31, 2023 and March 31, 2022, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 20% and 15% of our total revenues for the periods ended March 31, 2023 and March 31, 2022, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
See Note 16: Segment Information for further information regarding our business segments.
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
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 28, 2023.
C.New Accounting Pronouncements
Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Business Acquisitions and Dispositions
Acquisitions
On June 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RADA Electronic Industries, Ltd (“RADA”), a leading Israel-based provider of small-form tactical radar, for an all-stock merger, with RADA surviving as a wholly owned subsidiary of the Company. The Company acquired RADA as part of the Company’s goal to become a market leader in advanced sensing and force protection.
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
The total purchase consideration for RADA was $511 million and is comprised of the Company’s shares of common stock issued in exchange for all issued and outstanding ordinary shares of RADA, as well $20 million of replacement stock compensation awards’ fair value attributable to pre-combination services.
The preliminary fair value estimates of the net assets acquired and liabilities assumed are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The Company has not yet finalized the determination of fair values allocated to the acquired assets and liabilities, including but not limited to the valuation of contract related assets and liabilities and related tax impacts of the opening balance sheet adjustments. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Identifiable intangibles assets of $131 million consist of $90 million of technology related assets while the remaining $41 million consists of customer and contractual relationships. The goodwill of $284 million arising from the acquisition is primarily attributable to the growth opportunities related to the RADA business. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill recognized related to the RADA acquisition was assigned to the ASC segment.
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
In February 2022, the Company’s Board of Directors approved the strategic initiative to divest the Company’s interest in Advanced Acoustic Concepts (“AAC”). On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in AAC. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million.
Note 3. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and time and material (“T&M”) contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures that follow.
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
Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue	$(9)	$(1)
Total % of Revenue	2%	—%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability.
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of title. In such cases, the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
production that is in progress and costs that will be recognized at a future point in time are reported within “inventories”.
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

(Dollars in millions)	March 31, 2023	December 31, 2022
Contract assets	$968	$872
Contract liabilities	247	233
Net contract assets	$721	$639

Revenue recognized in the periods ending March 31, 2023 and March 31, 2022, that was included in the contract liability balance at the beginning of each period was $84 million and $74 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our total backlog as of March 31, 2023, incorporating both funded and unfunded components:

Backlog:
(Dollars in millions)	March 31, 2023
Funded	$2,947
Unfunded	$1,325
Total Backlog	$4,272
We expect to recognize approximately 39% of our March 31, 2023 backlog as revenue over the next nine months, with the remainder to be recognized thereafter.
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

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue by Geographical Region
United States	$330	$372
International	50	22
Intersegment Sales	11	2
Total	$391	$396
Revenue by Customer Relationship
Prime contractor	$162	$232
Subcontractor	218	162
Intersegment Sales	11	2
Total	$391	$396
Revenue by Contract Type
Firm Fixed Price	$324	$342
Flexibly Priced(1)	56	52
Intersegment Sales	11	2
Total	$391	$396
________________
(1)Includes revenue derived from time-and-materials contracts.
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the over time, percentage of completion cost-to-cost method of accounting We disaggregate IMS revenue by geographical region, customer relationship and contract type. We believe these

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue by Geographical Region
United States	$186	$212
International	3	6
Intersegment Sales	—	—
Total	$189	$218
Revenue by Customer Relationship
Prime contractor	$46	$33
Subcontractor	143	185
Intersegment Sales	—	—
Total	$189	$218
Revenue by Contract Type
Firm Fixed Price	$155	$193
Flexibly Priced(1)	34	25
Intersegment Sales	—	—
Total	$189	$218
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2023	December 31, 2022
Accounts receivable	$159	$168
Less allowance for credit losses	(1)	(2)
Accounts receivable, net	$158	$166
The Company maintains certain agreements with financial institutions to sell certain trade receivables. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement in the sold receivables is limited to their servicing, for which the Company receives a fee commensurate with the service provided. Pursuant to the servicing agreements, the Company collected approximately $15 million and $10 million at March 31, 2023 and December 31, 2022, respectively, of these sold receivables that had not yet been remitted to the financial institutions. These unremitted amounts collected on behalf of the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.
Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions with an aggregate capacity of $325 million. The receivables sold under the factoring facilities are without recourse for any customer credit risk and result in a true sale. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
presented. The fair value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.
During the periods ended March 31, 2023 and March 31, 2022, the Company incurred immaterial purchase discount fees which are presented in other general and administrative expenditures, net on the consolidated statements of earnings.

	Three months ended March 31,
(Dollars in millions)	2023	2022
Beginning balance	$243	$215
Sales of receivables	30	44
Cash returned to purchaser	192	164
Outstanding balance sold to purchasers(1)	81	95
Cash collected, not remitted to purchaser(2)	15	9
Remaining sold receivables	$(66)	$(86)
________________
(1)For the period ended March 31, 2023, the Company recorded a net decrease to cash flows from operating activities of $162 million and for the period ended March 31, 2022 a decrease to cash flow from operating activities of $120 million.
(2)Represents cash collected on behalf of purchasers and not yet remitted.

Note 6. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2023	December 31, 2022
Raw materials	$80	$83
Work in progress	272	224
Finished goods	12	12
Total	$364	$319

Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2023	December 31, 2022
Land, buildings and improvements	$333	$321
Plant and machinery	192	190
Equipment and other	329	335
Total property, plant and equipment, at cost	854	846
Less accumulated depreciation	(452)	(442)
Total property, plant and equipment, net	$402	$404
Depreciation expense related to property, plant and equipment was $16 million and $13 million for the periods ended March 31, 2023 and March 31, 2022, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2023	December 31, 2022
Salaries, wages and accrued bonuses	$53	$63
Fringe benefits	63	76
Litigation	10	10
Restructuring costs	4	4
Provision for contract losses	51	54
Operating lease liabilities	27	25
Taxes Payable	10	31
Other(1)	46	60
Total other current liabilities	$264	$323
Operating lease liabilities	$68	$68
Taxes Payable	23	21
Other	20	9
Total other noncurrent liabilities	$111	$98
________________
(1)Consists primarily of environmental remediation reserves and warranty reserves. See Note 14: Commitments and Contingencies for more information regarding the warranty provision.

Note 9. Intangible Assets
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
The following disclosure presents certain information regarding the Company's intangible assets as of March 31, 2023 and December 31, 2022. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	March 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(923)	$164	$1,087	$(918)	$169
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$1,096	$(929)	$167	$1,096	$(924)	$172
Amortization expense related to intangible assets was $6 million for the periods ended March 31, 2023 and $2 million for the three months ended March 31, 2022.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2023 and December 31, 2022 is as follows:

(Dollars in millions)	March 31, 2023	December 31, 2022
Deferred tax assets	$208	$208
Less valuation allowance	17	17
Deferred tax assets	191	191
Deferred tax liabilities	125	125
Net deferred tax asset	$66	$66

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $8 million and $8 million as March 31, 2023 and December 31, 2022 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 12: Pension and Other Postretirement Benefits for additional details.
Note 11. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2023	December 31, 2022
Term loan A	$222	$225
Outstanding revolver	215	—
Finance lease and other	160	161
Short-term borrowings	15	10
Total debt principal	612	396
Less unamortized debt issuance costs and discounts	(2)	(2)
Total debt, net	610	394
Less short-term borrowings and current portion of long-term debt	(250)	(29)
Total long-term debt	$360	$365

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate, (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at March 31, 2023 was $222 million. The fair value of Term Loan A at March 31, 2023 was approximately $222 million, however the Company has the ability to prepay the outstanding principal balance without penalty.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company, (“the 2022 Revolving Credit Facility”). As of March 31, 2023 and December 31, 2022, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. The outstanding balance as of March 31, 2023 was $215 million and there was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2022. The weighted average interest rate on the 2022 Revolving Credit Facility as of March 31, 2023 was 5.06%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in an aggregate of $65 million at March 31, 2023 and December 31, 2022, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities are guaranteed by Leonardo S.p.A. The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers and the Financial Institution Credit Facilities also included a revolving facility with a maximum borrowing limit of $15 million, which bore interest at LIBOR plus 0.5%. The revolving facility was eliminated from the Financial Institution Credit Facilities as of March 31, 2023. As of December 31, 2022, there was no balance outstanding on the revolving facility of the Financial Institution Credit Facilities. The Company had letters of credit outstanding of approximately $41 million and $36 million as of March 31, 2023 and December 31, 2022, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.

Short-term Borrowings
As of March 31, 2023 and December 31, 2022, the Company recognized $15 million and $10 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 4: Accounts Receivable and Note 5: Sale of Receivables for more information.
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
The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's postretirement benefit plans. The Company's contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees' Beneficiary Association trust and, for non-funded plans, recovery of claims on a pay-as-you-go basis, subject to the Tax Code and regulations thereunder, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.
The Company also maintains certain non-contributory and unfunded supplemental retirement plans. Eligibility for participation in the supplemental retirement plans is limited, and benefits generally are based on the participant's compensation and/or years of service.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of for the three months ended March 31,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	2	2	—	—	—	—
Less Expected return on plan assets	(1)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	1	—	—	—	—
Net periodic benefit cost	$1	$1	$—	$—	$—	$—

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
Note 13. Earnings Per Share

	March 31,
(Dollars in millions, except per share amounts; shares in millions	2023	2022
Net earnings attributable to common shareholders	$12	$36
Basic weighted average number of shares outstanding	260	210
Impact of dilutive share-based awards	2	—
Diluted weighted average number of shares outstanding	262	210
Earnings per share attributable to common shareholders - basic	$0.05	$0.17
Earnings per share attributable to common shareholders - diluted	$0.05	$0.17

For the period ended March 31, 2023, potential dilutive common shares primarily consisted of employee stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), however, the amount of dilutive securities included in the diluted weighted average number of shares outstanding was immaterial. For the period ended March 31, 2022, the basic and diluted weighted average number of shares outstanding were equal as there were no dilutive securities.
The computation of diluted earnings per share (“EPS”) excludes the effect of the potential exercise of stock awards when the average market price of the common stock is lower than the exercise price of the stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
stock awards whose issuance is contingent upon the satisfaction of certain performance vesting conditions. During the period ended March 31, 2023, there were $1.4 million stock awards excluded from the computation. During the period ended March 31, 2022 there were no anti-dilutive securities.
Note 14. Commitments and Contingencies
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended March 31, 2023:

(Dollars in millions)
Balance at December 31, 2022	$18
Additional provision	8
Reversal and utilization	(3)
Balance at Balance at March 31, 2023	23
Note 15. Related Party Transactions
The Company has related-party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party sales for these transactions are included in revenues and were $6 million and $1 million for the periods ended March 31, 2023 and March 31, 2022, respectively. The Company has related-party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $0 million and $0 million for the periods ended March 31, 2023 and March 31, 2022, respectively. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $10 million and $14 million, respectively, and payables of $1 million and $1 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022. In addition, there was a related-party balance in contract assets of $4 million and $5 million at March 31, 2023 and December 31, 2022, respectively.
Note 16. Segment Information
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We primarily use Adjusted EBITDA, a non-GAAP financial measure, to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses, foreign exchange, the coronavirus pandemic (“COVID-19”) response costs, non-service pension expenditures and other one-time non-operational events. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the periods ended March 31, 2023 and March 31, 2022 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of March 31, 2023 and March 31, 2022 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the periods ended March 31, 2023 and, March 31, 2022 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
ASC	$391	$396
IMS	189	218
Corporate & Eliminations	(11)	(2)
Total revenue	$569	$612

(Dollars in millions)	2023	2022
ASC	$11	$2
IMS	—	—
Total intersegment revenue	$11	$2

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

(Dollars in millions)	March 31, 2023	March 31, 2022
Adjusted EBITDA
ASC	$37	$32
IMS	12	41
Corporate & Eliminations	—	—
Total Adjusted EBITDA	49	73
Amortization of intangibles	(6)	(2)
Depreciation	(16)	(13)
Interest expense	(8)	(8)
Deal related transaction costs	(2)	(2)
Other one-time non-operational events	(1)	—
Income tax (provision) benefit	(4)	(12)
Net earnings	$12	$36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our annual report on Form 10-K, filed with the SEC on March 28, 2023. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy includes being a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the Department of Defense (“DoD”). The DoD is our largest customer and for the three months ended March 31, 2023, accounted for approximately 80% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 32% and 34%, respectively, of our total revenues, which is consistent with historic trends.
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
Part of this learning has resulted in institutionalizing our continuous improvement process through our Operational Excellence initiative called “Always Performing For Excellence,” or “APEX,” program, which is transforming this year from Operational Excellence to Business Excellence. The APEX program’s goal is to strive for continuous improvement through unification of all of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
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
Global Events and Business Impacts
COVID-19
The coronavirus pandemic caused certain disruptions to our business, including various adverse supply chain impacts which are anticipated to continue thru 2023.
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
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 80% of our consolidated revenue for the three months ended March 31, 2023 and 85% for the three months ended March 31, 2022. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue. Of these sales directly to the U.S. government the Army and Navy are our largest customers. For the three months ended March 31, 2023 and 2022, U.S. government sales with the U.S. Army represented 32% and 33% of our total sales respectively while sales to the U.S. Navy represented 34% and 36% of our total revenues over the same periods.
The DoD budget is the largest defense budget in the world.
The U.S. President’s fiscal year 2024 budget request included $842 billion for national defense programs, which marks continued growth from prior years. The most recent National Defense Strategy and annual defense budget request continue to prioritize a strategic focus on China as the pacing threat, countering other near peer adversaries,investing in the nuclear triad, and funding operations in Ukraine. We believe that the level and growth of the defense budget as well as strategic priorities requiring more advanced and sophisticated defense technology capabilities create a favorable market environment for DRS.
Operating Performance Assessment and Reporting
For the majority of our contracts, revenues are recognized using the over time, percentage of completion cost-to-cost method of accounting, with revenue recognized based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. For contracts accounted for in this way, our reported revenues may contain amounts which we have not billed to customers if we have incurred costs, and recognized related profits, in excess of billed progress or performance-based payments.
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
Our defense contracts and subcontracts that require the submission of cost or pricing data are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on cost-type or price redeterminable-type contracts on a yearly basis. Approval of an incurred cost submission can take from one to three years from the date of the submission of the contract cost.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 91%, of our total revenues for the three months ended March 31, 2023. Our remaining revenue is generated from service-related contracts. Additionally, 84% of our revenue is derived from firm-fixed priced contracts for the three months ended March 31, 2023. This is consistent for both contract types when compared to product sales of 88% and firm-fixed sales of 87% for the three months ended March 31, 2022.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2023, flexible priced contracts represented 16% of our total revenues.
Please refer to Note 3: Revenue from Contracts with Customers in the Notes to our Consolidated Financial Statements.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three months ended March 31, 2023, as compared to three months ended March 31, 2022. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Three Months Ended		March 31, 2023 vs. March 31,2022
(Dollars in millions, except per share amounts)	March 31, 2023	March 31, 2022	$	%
Total revenues	$569	$612	$(43)	(7.0)%
Total cost of revenues	(438)	(478)	40	(8.4)%
Gross profit	$131	$134	(3)	(2.2)%
Gross margin	23.0%	21.9%	1.1%	5.1%
General and administrative expenses	(100)	(76)	(24)	31.6%
Amortization of intangibles	(6)	(2)	(4)	200.0%
Other operating expenses, net	—	—	—	NM
Operating earnings	$25	$56	(31)	(55.4)%
Interest expense	(8)	(8)	—	—%
Other, net	(1)	—	(1)	NM
Earnings before taxes	$16	$48	(32)	(66.7)%
Income tax provision	4	12	(8)	(66.7)%
Net earnings	$12	$36	(24)	(66.7)%
Basic EPS(1)	$0.05	$0.17	$(0.12)	73.1%
Diluted EPS(1)	$0.05	$0.17	$(0.12)	73.1%
Backlog	$4,272	2,995	1,277	42.6%
Bookings	749	747	2	0.3%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

Revenue
Our revenue generation of $569 million represents a decrease of $43 million or 7% as compared to the three months ended March 31, 2022. The revenue decrease is primarily attributed to the difference in revenue contribution realized from our now disposed Global Enterprise Solutions (GES) operating unit as compared to the revenue generated from RADA, the “net divestiture impact” within our ASC segment as well as the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in prior year Q1 ($25 million) at our IMS segment.
Cost of Revenues
Cost of revenue decreased by $40 million or 8% from $478 million to $438 million primarily due to the reduction of revenue noted above coupled with reduced cost of revenues attributed to favorable program mix and performance within our ASC segment including the higher profit generation of the RADA merger. This reduction at the ASC segment was offset by the positive financial contribution realized on the Columbia contract modification realized in Q1 2022.
Gross Profit
Gross profit decreased by $3 million, or 2% to $131 million for the three months ended March 31, 2023 as compared to $134 million for the three months ended March 31, 2022, resulting from the revenue and cost of revenue trends noted above.

General and Administrative Expenses
General and administrative expenses increased by $24 million or 32% for the three months ending March 31, 2023 as compared to the three months ended March 31, 2022. The increase in G&A is attributed to increased investment in independent research and development expenditures, the RADA commercial business model and increased public operating costs.
Amortization of Intangibles
Amortization of intangibles of $6 million for three months ending March 31, 2023 increased $4 million from the three months ending March 31, 2022 of $2 million attributed to the increased amortization generated from the RADA acquired intangible assets.
Operating Earnings
Operating earnings decreased by $31 million or 55% to $25 million for three months ended March 31, 2023 from $56 million for three months ended March 31, 2022. The decrease was driven by a combination of improved program performance and positive gross profit contribution of the RADA offset by the increased G&A costs as noted above as well as the prior year positive impact generated from our submarine program with the US Navy.
Interest Expense
Interest expense remained relatively consistent realizing an expense of $8 million for three months ended March 31, 2023 and March 31, 2022, respectively.
Other, Net
Other, net decreased by $1 million for the three month ended March 31, 2023 to $(1) million from $0 million for the three months ended March 31, 2022.
Earnings Before Taxes
Earnings before taxes decreased by $32 million to $16 million for three months ended March 31, 2023 from $48 million for three months ended March 31, 2022. This was primarily due to decrease in operating earnings of $31 million, and other costs of $1 million.
Income Tax Provision
Income tax provision decreased to $4 million or by 67% for three months ended March 31, 2023, when compared to $12 million for the three months ended March 31, 2022. This was primarily attributable to decreased Earnings Before Taxes in the three months ended March 31, 2023.
Net Earnings
Net earnings decreased by $24 million to $12 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. This was driven by decrease in earnings before taxes of $32 million offset by the Income Tax provision decreasing $8 million as noted above.
Backlog
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
Backlog increased by $1,277 million to $4,272 million from $2,995 million for three months ended March 31, 2023, from three months ended March 31, 2022. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy resulting in an additional $996 million of unfunded backlog.
Bookings
Bookings - We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings results for three months ended March 31, 2023 were in line with the prior year, increasing slightly to $749 million as compared to $747 million for the three month ended March 31, 2022.

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

(Dollars in millions, except per share amounts)	March 31, 2023	March 31, 2022
Adjusted EBITDA(1)	$49	$73
Adjusted EBITDA Margin(1)	8.6%	11.9%
Adjusted Diluted EPS(1)(2)	$0.07	$0.19
Free Cash Flow(1)	$(346)	$(266)
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
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net earnings	$12	$36
Income tax provision (benefit)	4	$12
Amortization of intangibles	6	$2
Depreciation	16	13
Restructuring costs	—	—
Interest expense	8	8
Deal related transaction costs	2	2
Other one-time non-operational events	1	—
Adjusted EBITDA	$49	$73
Adjusted EBITDA Margin	8.6%	11.9%

Adjusted EBITDA
Adjusted EBITDA decreased by $24 million or 33% to $49 million from $73 million for the three months ended March 31, 2023 as compared to three months March 31, 2022. This is primarily attributed to a non- recurring increase in profitability on the Columbia Class program experienced in the three months ended March 31, 2022
Adjusted EBITDA Margin
Adjusted EBITDA Margin decreased from 11.9% for the three months ended March 31, 2022 to 8.6% for the three months ended March 31, 2023. This was primarily due to the non-recurring profitability on the Columbia Class program mentioned above.
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
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net earnings	$12	$36
Deal related transaction costs	2	2
Amortization of intangibles	$6	$2
Restructuring costs	$—	$—
Other non-operating expense	$1	$—
Tax effect of adjustments	(2)	(1)
Adjusted net earnings	$19	$39
Diluted EPS(1)	$0.05	$0.17
Adjusted diluted EPS (1)	$0.07	$0.19
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

Adjusted Diluted EPS
For the three months ended March 31, 2023 there were 260,553,101 shares of common stock outstanding, an increase of 50,108,028 shares from the March 31, 2022 shares outstanding of 210,445,073. The increased share count is attributed to shares issued to consummate the RADA merger of 49,788,960 and equity vesting of 319,068. Diluted shares as of March 31, 2023 of 2 million were attributable to equity grants and unexercised stock options. There were no outstanding equity grants at March 31, 2022. Adjusted diluted EPS of $0.07 represents a decrease of $0.12 from $0.19 for the three months ended March 31, 2022, which is attributed to the increase in shares outstanding and the net earnings decrease described above.
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(334)	$(255)
Transaction related expenditures, net of tax	2	2
Capital expenditures	(15)	(13)
Proceeds from sales of assets	1	—
Free cash flow	$(346)	$(266)

Free Cash Flow
Free cash flow usage increased by $80 million to $(346) million for three months ended March 31, 2023 from $(266) million for the three months ended March 31, 2022. This was primarily due to cash used to fund working capital for the three months ended March 31, 2023 when compared to three months ended March 31, 2022 driven by a reduction in accounts payable during the period, offset in part by customer advances received.

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
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” Please see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report for the year ended December 31, 2023, filed with the SEC on March 28, 2023 for further details on U.S. government spending’s impact on our business.

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
Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.

After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the quarter ended March 31, 2023 and 2022 respectively
Impact of Change in Estimates on our Revenue Results

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue	$(9)	$(1)
Total % of Revenue	2%	—%

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
Regulations
Increased audit, review, investigation and general scrutiny by U.S. government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information as well as the increasingly complex requirements of the DoD and the U.S. intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 20% of our revenue for the three months ended March 31, 2023 which is consistent with prior year trends. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three months ended March 31, 2023.
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
On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in Advanced Acoustic Concepts LLC (“AAC”) for $56 million to Thales Defense & Security, Inc., the minority partner in AAC. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes), The aggregate gain of $31 million is included in Other Operating income (expense) net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at that time, our sole stockholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Bookings to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 16: Segment Information within the unaudited Consolidated Financial Statements.

	Three Months Ended March 31,		March 31, 2023 vs. March 31, 2022 Variance
(Dollars in millions)	2023	2022
Revenue:
ASC	$391	$396	$(5)	(1.3)%
IMS	189	218	(29)	(13.3)%
Corporate & Eliminations	(11)	(2)	(9)	450.0%
Total revenue	$569	$612	$(43)	(7.0)%
Adjusted EBITDA:
ASC	$37	$32	$5	15.6%
IMS	12	41	(29)	(70.7)%
Corporate & Eliminations	—	—	—	—%
Total Adjusted EBITDA	$49	$73	$(24)	(32.9)%
Adjusted EBITDA Margin:
ASC	9.5%	8.1%	1.4%	17.1%
IMS	6.3%	18.8%	(12.5)%	(66.2)%
Bookings:
ASC	$404	$388	$16	4.1%
IMS	345	359	(14)	(3.9)%
Total bookings	$749	$747	$2	0.3%
ASC
Revenue:
The ASC segment reported revenue of $391 million for the three months ended March 31, 2023, decreasing by 1% or $5 million from the three months ended March 31, 2022. This decrease is attributed to the net divestiture impact, in which our disposed assets (GES) provided a higher revenue contribution than the acquired RADA asset for the quarter.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA increased by $5 million or 16%, from $32 million for three months ended March 31, 2022 to $37 million for three months ended March 31, 2023. The increase in Adjusted EBITDA drove an increase in Adjusted EBITDA Margin from 8% for the three months ended March 31, 2022 to 9% for three months ended March 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin is primarily due to improved program performance within our naval and airborne sensing programs, offset in part by increased G&A expenditures largely attributed to increased internal research and development efforts within the segment.
Bookings:
The ASC segment contributed $404 million in new bookings for three months ended March 31, 2023. Bookings were up 4% or $16 million as compared to the three months ended March 31, 2022. The increase in bookings is highlighted by increased demand for our Force Protection programs ($56 million) highlighted by our infrared counter measure programs and our Airborne Sensing programs ($37 million) offset by award timing in our Network Computing programs ($15million), and the net divestiture impact of ($27 million),
IMS
Revenue:
IMS segment revenue decreased by $29 million or 13% to $189 million for the three months ended March 31, 2023 from $218 million for the three months ended March 31, 2022. This decrease was primarily attributed to the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in prior year Q1 ($25 million).
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA decreased by $29 million or 71% to $12 million for three months ended March 31, 2023 from $41 million for the three months ended March 31, 2022. This was primarily due to the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in prior year Q1 ($25 million).
Bookings:
Bookings decreased by $14 million or 4% for the three months ended March 31, 2023 to $345 million from $359 million for the three months ended March 31, 2022. This was primarily due to bookings for our force protection products including the definitization of 124 mission equipment package (MEP) contract to provide short range air defense for the U.S. Army realized in prior year Q1 ($177 million), thought balanced with continued funding progress on our Electronic Power & Propulsion out pacing the three months ended March 31, 2022 $156 million.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 11: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2023, was $174 million compared to $306 million as of December 31, 2022.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(334)	$(255)
Net cash provided by investing activities	(14)	(13)
Net cash provided by financing activities	216	141
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(132)	$(127)
Free cash flow(1)	$(346)	$(266)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”

Operating Activities
Cash usage related to the operating activities increased by $80 million from $(255) million for the three months ended March 31, 2022 to $(334) million for the three months ended March 31, 2023. This was primarily due to cash used to fund working capital for the three months ended March 31, 2023 when compared to three months ended March 31, 2022 driven by incremental tax payments associated with the R&D capitalization requirements of section 174 coupled with incremental investments in inventory and contract assets to combat supply chain lead-times.
Investing Activities
Net cash provided by investing activities remained consistent for the three months ended March 31, 2023 and the three months ended March 31, 2022 as capital expenditures remained consistent.
Financing Activities
Net cash provided by financing activities increased by $75 million for the three months ended March 31, 2023 versus March 31, 2022. The increase was primarily related to an increase in borrowings on the revolver to fund the working capital noted above.
Free Cash Flow
Free cash flow usage increased by $80 million to $(346) million for three months ended March 31, 2023 from $(266) million for the three months ended March 31, 2022. This was primarily due to cash used in operating activities noted above for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in Note 12: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our $225 million Term Loan A and our revolving credit facilities under which we had an outstanding balance of $222 million and $215 million respectively as of March 31, 2023. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of March 31, 2023 would result in an increase or decrease in our annual interest expense of approximately $2 million. The carrying values of the Company’s borrowings under the 2022 Credit Facility approximate their fair values at March 31, 2023. For additional information please refer to Note 11: Debt.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $50 million as of March 31, 2023. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information relating to legal proceedings, see Note 14 to the unaudited Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 28, 2023.

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
Date: May 4, 2023

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer