Form 10-Q
period 2023-06-30
Leonardo DRS, Inc.
filed 2023-08-02
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, there were 262 million shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Products	$590	$549	$1,110	$1,090
Services	38	78	87	149
Total revenues	628	627	1,197	1,239
Cost of revenues:
Products	(458)	(445)	(861)	(867)
Services	(25)	(55)	(60)	(111)
Total cost of revenues	(483)	(500)	(921)	(978)
Gross profit	145	127	276	261
General and administrative expenses	(90)	(84)	(190)	(160)
Amortization of intangibles	(5)	(2)	(11)	(4)
Other operating expenses, net	(8)	1	(8)	1
Operating earnings	42	42	67	98
Interest expense	(9)	(10)	(17)	(18)
Other, net	—	—	(1)	—
Earnings before taxes	33	32	49	80
Income tax provision (benefit)	(2)	7	2	19
Net earnings	$35	$25	$47	$61

Net earnings per share from common stock:
Basic earnings per share:	$0.14	$0.12	0.18	0.29
Diluted earnings per share:	$0.13	$0.12	0.18	0.29
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$35	$25	$47	$61
Other comprehensive income (loss):
Foreign currency translation gain, net of income taxes	1	(1)	1	—
Gain from pension settlements	—	—	—	3
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	(1)	1	1
Other comprehensive income (loss), net of income tax	2	(2)	2	4
Total comprehensive income	$37	$23	$49	$65
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35	$306
Accounts receivable, net	198	166
Contract assets	1,018	872
Inventories	378	319
Prepaid expenses	17	20
Other current assets	51	24
Total current assets	1,697	1,707
Noncurrent assets:
Property plant and equipment, net	402	404
Intangible assets, net	161	172
Goodwill	1,236	1,236
Deferred tax assets	68	66
Other noncurrent assets	98	92
Total noncurrent assets	1,965	1,970
Total assets	$3,662	$3,677
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$136	$29
Accounts payable	290	457
Contract liabilities	292	233
Other current liabilities	225	323
Total current liabilities	943	1,042
Noncurrent liabilities:
Long-term debt	357	365
Pension and other postretirement benefit plan liabilities	41	45
Deferred tax liabilities	8	—
Other noncurrent liabilities	124	98
Total noncurrent liabilities	$530	$508
Commitments and contingencies (Note 14)
Shareholders' equity
Preferred stock,$0.01 par value: 10,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value: 350,000,000 shares authorized; 261,723,423 issued	3	3
Additional paid-in capital	5,160	5,147
Accumulated deficit	(2,927)	(2,974)
Accumulated other comprehensive loss	(47)	(49)
Total shareholders' equity	2,189	2,127
Total liabilities and shareholders' equity	$3,662	$3,677
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$47	$61
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	42	31
Deferred income taxes	6	14
Other	8	—
Changes in assets and liabilities:
Accounts receivable	(32)	24
Contract assets	(146)	(131)
Inventories	(59)	(47)
Prepaid expenses	3	(3)
Other current assets	(25)	(7)
Other noncurrent assets	6	22
Defined benefit obligations	(2)	(3)
Other current liabilities	(91)	(9)
Other noncurrent liabilities	5	(17)
Accounts payable	(167)	(165)
Contract liabilities	59	(12)
Net cash used in operating activities	$(346)	$(242)
Investing activities
Capital expenditures	(27)	(22)
Proceeds from sales of assets	1	—
Net cash used in investing activities	$(26)	$(22)
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(4)	(17)
Repayment of third party debt	(291)	—
Borrowings of third party debt	395	—
Repayment of related party debt	—	(335)
Borrowings from related parties	—	445
Proceeds from stock issuance	6	—
Cash outlay to reacquire equity instruments	(1)	—
Other	(4)	—
Net cash provided by financing activities	$101	$93
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(271)	$(171)
Cash and cash equivalents at beginning of year	306	240
Cash and cash equivalents at end of period	$35	$69
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholder’s Equity (Unaudited)

(Dollars in millions, except per share amounts)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	4	61	65
Balance as of June 30, 2022	$1	$4,633	$(54)	$(2,922)	$1,658

Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	2	47	49
Stock compensation expense	$—	$13	$—	$—	$13
Balance as of June 30, 2023	$3	$5,160	$(47)	$(2,927)	$2,189

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company’s largest shareholder is Leonardo S.p.A (hereinafter, “Leonardo S.p.A.,”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. DoD is our largest customer and accounts for approximately 73% and 82% of our total revenues as an end-user for the periods ended June 30, 2023 and June 30, 2022, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 27% and 18% of our total revenues for the periods ended June 30, 2023 and June 30, 2022, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing (“ASC”)
The Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our leading sensing capabilities span applications including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array (“AESA”) tactical radars, dismounted soldier sensing and space sensing. Across our offering, we are focused on advancing sensor distance, precision, clarity, definition, spectral depth and effectiveness. Furthermore, we seek to leverage our multi-decade experience to optimize size, weight, power and cost tailored to our customers’ specific mission requirements, including in space-based applications for earth surveillance and missile tracking.
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
Our technologies and systems help protect U.S. forces and assets against increasingly sophisticated and proliferating threats. DRS is an integrator of systems in ground vehicles for short-range air defense, counter-Unmanned Aerial Systems (“C-UAS”), and vehicle survivability and protection. This integrator role includes utilizing radars, EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, and kinetic countermeasures for short-range air defense. Our force protection systems, including solutions for C-UAS, short-range air defense systems and active protection systems used to defend ground combat vehicles help protect personnel and defense assets from these growing threats.
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
C.New Accounting Pronouncements
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial statements.

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
The total purchase consideration for RADA was $511 million and is comprised of the Company’s shares of common stock issued in exchange for all issued and outstanding ordinary shares of RADA, as well as $20 million of replacement stock compensation awards’ fair value attributable to pre-combination services.
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$(11)	$(10)	$(20)	$(11)
Total % of Revenue	1.7%	1.6%	1.7%	0.9%
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

(Dollars in millions)	June 30, 2023	December 31, 2022
Contract assets	$1,018	$872
Contract liabilities	292	233
Net contract assets	$726	$639

Revenue recognized in the periods ending June 30, 2023 and June 30, 2022, that was included in the contract liability balance at the beginning of each period was $129 million and $107 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our total backlog as of June 30, 2023, incorporating both funded and unfunded components:

Backlog:
(Dollars in millions)	June 30, 2023
Funded	$3,002
Unfunded	$1,355
Total Backlog	$4,357
We expect to recognize approximately 31% of our June 30, 2023 backlog as revenue over the next six months, with the remainder to be recognized thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue by Geographical Region
United States	$340	$367	$670	$739
International	62	74	$112	$96
Intersegment Sales	2	3	$13	$5
Total	$404	$444	$795	$840
Revenue by Customer Relationship
Prime contractor	$181	$216	$343	$448
Subcontractor	221	225	$439	$387
Intersegment Sales	2	3	$13	$5
Total	$404	$444	$795	$840
Revenue by Contract Type
Firm Fixed Price	$335	$394	$659	$736
Flexibly Priced(1)	67	47	$123	$99
Intersegment Sales	2	3	$13	$5
Total	$404	$444	$795	$840
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue by Geographical Region
United States	$222	$178	$408	$390
International	4	8	$7	$14
Intersegment Sales	—	1	$—	$1
Total	$226	$187	$415	$405
Revenue by Customer Relationship
Prime contractor	$48	$36	$94	$69
Subcontractor	178	150	$321	$335
Intersegment Sales	—	1	$—	$1
Total	$226	$187	$415	$405
Revenue by Contract Type
Firm Fixed Price	$183	$154	$338	$347
Flexibly Priced(1)	43	32	$77	$57
Intersegment Sales	—	1	$—	$1
Total	$226	$187	$415	$405
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	June 30, 2023	December 31, 2022
Accounts receivable	$199	$168
Less allowance for credit losses	(1)	(2)
Accounts receivable, net	$198	$166
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 5: Sale of Receivables for more information

Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions with an aggregate capacity of $325 million. Pursuant to the servicing agreements collections on sold receivables that had not yet been remitted to the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 11. Debt for further information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.
During the periods ended June 30, 2023 and June 30, 2022, the Company incurred immaterial purchase discount fees which are presented in other general and administrative expenditures, net on the consolidated statements of earnings.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Beginning balance	$243	$215
Sales of receivables	90	94
Cash returned to purchaser	271	259
Outstanding balance sold to purchasers(1)	62	50
Cash collected, not remitted to purchaser(2)	6	1
Remaining sold receivables	$(56)	$(49)
________________
(1)For the period ended June 30, 2023, the Company recorded a net decrease to cash flows from operating activities of $181 million and for the period ended June 30, 2022 a decrease to cash flow from operating activities of $165 million.
(2)Represents cash collected on behalf of purchasers and not yet remitted.

Note 6. Inventories
Inventories consists of the following:

(Dollars in millions)	June 30, 2023	December 31, 2022
Raw materials	$86	$83
Work in progress	281	224
Finished goods	11	12
Total	$378	$319

Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2023	December 31, 2022
Land, buildings and improvements	$339	$321
Plant and machinery	196	190
Equipment and other	335	335
Total property, plant and equipment, at cost	870	846
Less accumulated depreciation	(468)	(442)
Total property, plant and equipment, net	$402	$404
Depreciation expense related to property, plant and equipment was $31 million and $27 million for the periods ended June 30, 2023 and June 30, 2022, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	June 30, 2023	December 31, 2022
Salaries, wages and accrued bonuses	$53	$63
Fringe benefits	65	76
Litigation	—	10
Restructuring costs	8	4
Provision for contract losses	46	54
Operating lease liabilities	24	25
Taxes Payable	2	31
Other(1)	27	60
Total other current liabilities	$225	$323
Operating lease liabilities	$74	$68
Taxes Payable	28	21
Other(1)	22	9
Total other noncurrent liabilities	$124	$98
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
The following disclosure presents certain information regarding the Company's intangible assets as of June 30, 2023 and December 31, 2022. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	June 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(929)	$158	$1,087	$(918)	$169
Patents and licenses	9	(6)	3	9	(6)	3
Total intangible assets	$1,096	$(935)	$161	$1,096	$(924)	$172
Amortization expense related to intangible assets was $5 million and $11 million for the three and six months ended June 30, 2023 and $2 million and $4 million for the three and six months ended June 30, 2022.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2023 and December 31, 2022 is as follows:

(Dollars in millions)	June 30, 2023	December 31, 2022
Deferred tax assets	$202	$208
Less valuation allowance	19	17
Deferred tax assets	183	191
Deferred tax liabilities	123	125
Net deferred tax asset	$60	$66

Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $8 million and $8 million as June 30, 2023 and December 31, 2022 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 12: Pension and Other Postretirement Benefits for additional details.
Note 11. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2023	December 31, 2022
Term loan A	$219	$225
Outstanding revolver	110	—
Finance lease and other	160	161
Short-term borrowings	6	10
Total debt principal	495	396
Less unamortized debt issuance costs and discounts	(2)	(2)
Total debt, net	493	394
Less short-term borrowings and current portion of long-term debt	(136)	(29)
Total long-term debt	$357	$365

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate, (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at June 30, 2023 was $219 million. The fair value of Term Loan A at June 30, 2023 was approximately $219 million, however the Company has the ability to prepay the outstanding principal balance without penalty.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company, (“the 2022 Revolving Credit Facility”). As of June 30, 2023 and December 31, 2022, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. The outstanding balance as of June 30, 2023 was $110 million and there was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2022. The weighted average interest rate on the 2022 Revolving Credit Facility as of June 30, 2023 was 5.68%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in an aggregate of $65 million at June 30, 2023 and December 31, 2022, respectively (the “Financial Institution Credit Facilities”). One of the Financial Institution Credit Facilities in the amount of $6 million is guaranteed by Leonardo S.p.A.
The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers.The Financial Institution Credit Facilities also included a revolving facility with a maximum borrowing limit of $15 million, which bore interest at LIBOR plus 0.5%. The revolving facility was eliminated from the Financial Institution Credit Facilities as of March 31, 2023. As of December 31, 2022, there was no balance outstanding on the revolving facility of the Financial Institution Credit Facilities. The Company had letters of credit outstanding of approximately $41 million and $36 million as of June 30, 2023 and December 31, 2022, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of June 30, 2023 and December 31, 2022, the Company recognized $6 million and $10 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet, which approximates its fair value. Refer to Note 4: Accounts Receivable and Note 5: Sale of Receivables for more information.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of for the three and six months ended June 30,:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	2	1	—	—	—	—
Less Expected return on plan assets	(2)	(2)	—	—	—	—
Amortization of net actuarial loss (gain)	1	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	—	—	—	—	—
Net periodic benefit cost	$1	$—	$—	$—	$—	$—

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	$4	$3	$—	$—	$—	$—
Less Expected return on plan assets	$(3)	$(4)	$—	$—	$—	$—
Amortization of net actuarial loss (gain)	$1	$1	$—	$—	$—	$—
Amortization of prior service cost	$—	$—	$—	$—	$—	$—
Settlement expense (income)	$—	$1	$—	$—	$—	$—
Net periodic benefit cost	$2	$1	$—	$—	$—	$—

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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions	2023	2022	2023	2022
Net earnings attributable to common shareholders	$35	$25	$47	$61
Basic weighted average number of shares outstanding	261	210	261	$210
Impact of dilutive share-based awards	3	—	2	$—
Diluted weighted average number of shares outstanding	264	210	263	210
Earnings per share attributable to common shareholders - basic	$0.14	$0.12	$0.18	$0.29
Earnings per share attributable to common shareholders - diluted	$0.13	$0.12	$0.18	$0.29

For the three months and six months ended June 30, 2023, potential dilutive common shares primarily consisted of employee stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), however, the amount of dilutive securities included in the diluted weighted average number of shares outstanding was immaterial. For the period ended June 30, 2022, the basic and diluted weighted average number of shares outstanding were equal as there were no dilutive securities.
The computation of diluted earnings per share (“EPS”) excludes the effect of the potential exercise of stock awards when the average market price of the common stock is lower than the exercise price of the stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes stock awards whose issuance is contingent upon the satisfaction of certain performance vesting conditions. At June 30, 2023, there were $1.1 million stock awards excluded from the computation. At June 30, 2022 there were no anti-dilutive securities.
Note 14. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease agreements, purchase obligations, and credit agreements.
Contingencies
From time to time we are subject to certain legal proceedings and claims in the ordinary course of business. These matters are subject to many uncertainties and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner adverse to us. Although the precise amount of liability that may result from these matters is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially adversely affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The Company reviews the developments in contingencies that could affect the amount of the reserves that have been previously recorded. The Company adjusts provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of any potential losses.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as “CERCLA” or the “Superfund law”) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, an entity which later became a subsidiary of the Company received a Section 104(e) Request for Information (“RFI”) from the National Park Service (“NPS”), pursuant to CERCLA, regarding the presence of radioactive material at a site within a national park (“Orphan Mine”), which site was operated by an alleged predecessor to our subsidiary over 50 years ago. Following the subsidiary’s response to the RFI, the NPS directed it and another alleged former operator to perform an Engineering Evaluation and Cost Analysis (“EE/CA”) of a portion of the site. The Company’s subsidiary made a good faith offer to conduct an alternative EE/CA work plan, but the NPS rejected this offer and opted to perform the EE/CA itself. The NPS previously posted its intention to open a formal public comment period regarding the EE/CA at the end of 2019. To the Company’s knowledge, the EE/CA has not been released and a public comment period has yet to be opened.
The Environmental Protection Agency (“EPA”) episodically updates its electronic databases concerning pending Superfund sites. As of June 2023, the entry in EPA’s Superfund database for this site states that this “[s]ite does not qualify for the NPL [National Priorities List] based on existing information. The EPA has determined that no further federal action (NFFA) will be taken at this site.” As a result, DRS has eliminated the Orphan Mine reserve as a liability is no longer probable or estimable. However, it remains possible that the NPS may seek to recover damages, including for remediation and/or loss of use of certain natural resources. The Company believes that it has legitimate defenses to its subsidiary’s potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter could change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties, whether the NPS seeks to recover additional damages, whether the NPS’s plans to investigate additional areas to identify a need for further remedial action for which the Company may be identified as a potentially responsible party and other actions by governmental agencies or private parties.
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended June 30, 2023:

(Dollars in millions)
Balance at December 31, 2022	$18
Additional provision	11
Reversal and utilization	(6)
Balance at June 30, 2023	23
Note 15. Related Party Transactions
The Company has related-party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party sales for these transactions included in revenues were $13 million and $54 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and were $7 million and $51 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company has related-party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $1 million and $18 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and were $1 million and $7 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $14 million and $14 million, respectively, and payables of $2 million and $1 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022. In addition, there was a related-party balance in contract assets of $1 million and $5 million at June 30, 2023 and December 31, 2022, respectively.
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
We primarily use Adjusted EBITDA, a non-GAAP financial measure, to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, transaction costs related to an anticipated offering of securities, acquisition and divestiture related expenses, foreign exchange, the coronavirus pandemic (“COVID-19”) response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the periods ended June 30, 2023 and June 30, 2022 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of June 30, 2023 and June 30, 2022 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total revenues and intersegment revenues by segment for the periods ended June 30, 2023 and, June 30, 2022 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
ASC	$404	$444	$795	$840
IMS	226	187	$415	$405
Corporate & Eliminations	(2)	(4)	$(13)	$(6)
Total revenue	$628	$627	$1,197	$1,239

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ASC	$2	$3	$13	$5
IMS	—	1	$—	$1
Total intersegment revenue	$2	$4	$13	$6

Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Adjusted EBITDA
ASC	$36	$57	$73	$89
IMS	26	10	$38	$51
Corporate & Eliminations	—	—	$—	$—
Total Adjusted EBITDA	62	67	111	140
Amortization of intangibles	(5)	(2)	(11)	(4)
Depreciation	(15)	(14)	(31)	(27)
Restructuring costs	(8)	—	(8)	—
Interest expense	(9)	(10)	(17)	(18)
Deal related transaction costs	(1)	(8)	(3)	(10)
Other one-time non-operational events	9	(1)	8	(1)
Income tax (provision) benefit	2	(7)	(2)	(19)
Net earnings	$35	$25	$47	$61

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
Our overall strategy includes being a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and for the six months ended June 30, 2023, accounted for approximately 73% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 28% and 36%, respectively, of our total revenues, which is consistent with historic trends.
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
Global Events and Business Impacts
COVID-19
The coronavirus pandemic caused certain disruptions to our business, including various adverse supply chain impacts which are anticipated to continue through 2023.

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
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 67% and 73% of our consolidated revenue for the three and six months ended June 30, 2023, respectively, and 78% and 82% of our consolidated revenue for the three and six months ended June 30, 2022, respectively. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three and six months ended June 30, 2023, U.S. government sales with the U.S. Army represented 25% and 28% and U.S. government sales with the U.S. Navy represented 37% and 36%, respectively, of our consolidated revenue. For the three and six months ended June 30, 2022, U.S. government sales with the U.S. Army represented 33% and U.S. government sales with the U.S. Navy represented 29% and 32%, respectively, of our consolidated revenue.
The DoD budget is the largest defense budget in the world.
In March 2023, the U.S. President’s fiscal year 2024 budget request was released and included $842 billion for national defense programs, which marks continued growth from prior years. The most recent National Defense Strategy and annual defense budget request continue to prioritize a strategic focus on China as the pacing threat, countering other near peer adversaries, investing in the nuclear triad, and funding operations in Ukraine. In June 2023, the Fiscal Responsibility Act of 2023 was enacted, which suspends the federal debt ceiling until January 1, 2025, postponing the threat of a federal government default. Pursuant to this law, the President and Congress also agreed upon federal discretionary spending levels for defense and non-defense. For fiscal year 2024, defense spending levels were consistent with the President’s March budget request and reflect an approximately 3% increase over prior levels. For fiscal year 2025, the agreed upon defense spending increase is 1% from prior year levels. We believe that the level and growth of the defense budget as well as strategic priorities requiring more advanced and sophisticated defense technology capabilities create a favorable market environment for DRS.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 94% and 93%, of our total revenues for the three and six months ended June 30, 2023. Our remaining revenue is generated from service-related contracts. The percentage of product sales increased from 88% for the three months ended June 30, 2022 to 94% during the current quarter. The increased revenue allocation towards more product based sales is attributed to the disposition of our GES business in August of the 2022 fiscal year. Additionally, 82% and 83% of our revenue is derived from firm-fixed priced contracts for the three and six months ended June 30, 2023. This is consistent with the prior year which realized firm-fixed sales of 87% for the three months ended June 30, 2022.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three and six months ended June 30, 2023, flexibly priced contracts represented 17% of our total revenues.
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
Results from Operations

The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Three Months Ended		June 30, 2023 vs. June 30, ,2022
(Dollars in millions, except per share amounts)	June 30, 2023	June 30, 2022	$	%
Total revenues	$628	$627	$1	0.2%
Total cost of revenues	(483)	(500)	17	(3.4)%
Gross profit	$145	$127	18	14.4%
Gross margin	23.1%	20.3%	2.9%	14.2%
General and administrative expenses	(90)	(84)	(6)	7.1%
Amortization of intangibles	(5)	(2)	(3)	150.0%
Other operating expenses, net	(8)	1	(9)	(900.0)%
Operating earnings	$42	$42	—	0.7%
Interest expense	(9)	(10)	1	(8.5)%
Other, net	—	—	—	NM
Earnings before taxes	$33	$32	1	3.5%
Income tax provision	(2)	7	(9)	(128.6)%
Net earnings	$35	$25	10	40.3%
Basic EPS(1)	$0.14	$0.12	0.02	13.1%
Diluted EPS(1)	0.13	0.12	0.01	12.0%
Backlog	4,357	3,051	$1,306	42.8%
Bookings	$698	$683	$15	2.2%
____________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

	Six Months Ended		June 30, 2023 vs. June 30, ,2022
(Dollars in millions, except per share amounts)	June 30, 2023	June 30, 2022	$	%
Total revenues	$1,197	$1,239	$(42)	(3.4)%
Total cost of revenues	(921)	(978)	57	(5.8)%
Gross profit	$276	$261	15	5.9%
Gross margin	23.1%	21.1%	2.0%	9.5%
General and administrative expenses	(190)	(160)	(30)	18.8%
Amortization of intangibles	(11)	(4)	(7)	175.0%
Other operating expenses, net	(8)	1	(9)	(900.0)%
Operating earnings	$67	$98	(31)	(31.3)%
Interest expense	(17)	(18)	1	(4.7)%
Other, net	(1)	—	(1)	NM
Earnings before taxes	$49	$80	(31)	(38.5)%
Income tax provision	2	19	(17)	(89.5)%
Net earnings	$47	$61	(14)	(22.7)%
Basic EPS(1)	$0.18	$0.29	(0.11)	(37.6)%
Diluted EPS(1)	0.18	0.29	(0.11)	(38.1)%
Backlog	$4,357	3,051	1,306	42.8%
Bookings	1,447	1,430	17	1.2%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

Revenue
Our revenue generation of $628 million for the three months ended June 30, 2023 represents an increase of $1 million or 0.2% as compared to the three months ended June 30, 2022. Our revenue generation of $1,197 million for the six months ended June 30, 2023 represents a decrease of $42 million or 3.4% over the six months ended June 30, 2022. The revenue decrease is primarily attributed to the difference in revenue contribution realized from our now disposed Global Enterprise Solutions (“GES”) operating unit as compared to the revenue generated from RADA Electronic Industries, Ltd (“RADA”), the “net divestiture impact” as well as reduced ruggedized computing revenues both within our ASC segment. For the six months ended June 30, 2023, the revenue decline as compared to the prior year was driven by the net divestiture impact as well as the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in prior year Q1 at our IMS segment.
Cost of Revenues
Cost of revenues decreased by $17 million or 3.4% from $500 million to $483 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Cost of revenue decreased by $57 or 6% from 978 million to 921 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to the reduction of revenue noted above coupled with reduced cost of revenues attributed to favorable program mix and performance within both our IMS and ASC segments highlighted by the continued performance improvements realized on the Columbia Class Submarine efforts. Additionally the higher profit generation of the RADA revenue contribution further drove a reduction in the overall cost of revenues. For the year to date period, this was partially offset by the positive financial contribution realized on the Columbia contract modification realized in Q1 2022.

Gross Profit
Gross profit increased by $18 million, or 14.4% to $145 million for the three months ended June 30, 2023 as compared to $127 million for the three months ended June 30, 2022, and gross profit increased by $15 million or 5.9% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 resulting from the revenue and cost of revenue trends noted above.
General and Administrative Expenses
General and administrative expenses (“G&A”) increased by $6 million or 7.1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased by $30 million or 19% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 . The increase in G&A for the three and six month period ended June 30, 2023 is primarily attributed to increased investment in independent research and development (“IR&D”) expenditures which increased $5 million and $15 million respectively. The addition of the RADA commercial business model and increased public operating costs also contributed to the year over year increase in G&A expenditures.
Amortization of Intangibles
Amortization of intangibles of $5 million for the three months ended June 30, 2023 increased $3 million from the three months ended June 30, 2022 of $2 million and increased $7 million to $11 million for the six months ended June 30, 2023 as compared to the six-months ended June 30, 2022 attributed to the increased amortization generated from the RADA acquired intangible assets.
Other Operating Expenses, Net
Other operating expenses increased from an income of $1 million for the three and six months ended June 30, 2022 to an expense of $8 million for the three and six months ended June 30, 2023. This increase is largely attributed to restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings remained relatively consistent realizing $42 million for the three months ended June 30, 2022 and 2023. For the six months ended June 30, 2023, operating earnings decreased by $31 million from $98 million for six months ended June 30, 2022 to $67 million for the six months ended June 30, 2023. The decrease was driven by a combination of improved program performance and positive gross profit contribution of the RADA acquisition and the positive impact of the reversal of an aged legal liability reserve related to Orphan Mine offset by a reduction in overall revenues, increased G&A and IR&D costs as noted above as well as the prior year positive impact generated from the contract modification on the Columbia Class program noted above.
Interest Expense
Interest expense remained relatively consistent realizing an expense of $9 million for three months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023 interest expense also remained relatively consistent decreasing only 1 million from the prior year to date period ended June 30, 2022.
Other, Net
Other, net remained consistent for the three months ended June 30, 2023 and June 30, 2022, while increasing $1 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.
Earnings Before Taxes
Earnings before taxes increased by $1 million and decreased $31 million to $33 million and $49 million for the three and six months ended June 30, 2023, respectively, from $32 million and $80 million for the three and six months ended June 30, 2022. This was primarily due to a decrease in operating earnings of $31 million, and other costs of $9 million as noted above.

Income Tax Provision
Income tax provision decreased by $9 million and $17 million to $(2) million and $2 million for the three and six month periods ended June 30, 2023, respectively, from $7 million and $19 million for the three and six month periods ended June 30, 2022. This was primarily attributable to federal research and development credits recorded in the three months ended June 30, 2023.
Net Earnings
Net earnings increased by $10 million to $35 million for the three months ended June 30, 2023 and decreased $14 million to $47 million for the six months ended June 30, 2023, respectively, when compared to the three and six months ended June 30, 2022. This was driven by a decrease in earnings before taxes of $31 million offset by the income tax provision decreasing $17 million as noted above.
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
Backlog increased by $1,306 million to $4,357 million for six months ended June 30, 2023, from $3,051 million for the six months ended June 30, 2022. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy.
Bookings
Bookings - We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings results for three months ended June 30, 2023 increased to $698 million as compared to $683 million for the three month ended June 30, 2022. Bookings for the six months ended June 30, 2023 increased by 1% or $17 million to $1,447 million as compared to $1,430 million for the six months ended June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Adjusted EBITDA(1)	62	67	111	140
Adjusted EBITDA Margin(1)	9.9%	10.8%	9.3%	11.3%
Adjusted Diluted EPS(1)(2)	$0.15	$0.16	$0.22	$0.35
Free Cash Flow(1)			$(356)	$(254)
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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.

Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of Adjusted EBITDA to net earnings is provided below:
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$35	$25	$47	$61
Income tax provision (benefit)	$(2)	$7	$2	$19
Amortization of intangibles	$5	$2	$11	$4
Depreciation	15	14	31	27
Restructuring costs	8	—	8	—
Interest expense	9	10	17	18
Deal related transaction costs	1	8	3	10
Other one-time non-operational events	(9)	1	(8)	1
Adjusted EBITDA	$62	$67	$111	$140
Adjusted EBITDA Margin	9.9%	10.8%	9.3%	11.3%
Adjusted EBITDA
Adjusted EBITDA decreased by $5 million or 7.6% to $62 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in Adjusted EBITDA for the three month period is primarily attributed to increased IR&D investments and the impact of higher public company expenditures both residing in our G&A expense line item. For the six months ended June 30, 2023 Adjusted EBITDA decreased $29 million or 21% to $111 million from $140 million for the six months ended June 30, 2022. This is primarily attributed to the increase in IR&D and public company expenditures as well as the non- recurring increase in profitability on the Columbia Class program experienced in the six months ended June 30, 2022.
Adjusted EBITDA Margin
Adjusted EBITDA Margin decreased from 10.8% and 11.3% for the three and six months ended June 30, 2022 to 9.9% and 9.3% for the three and six months ended June 30, 2023. This was primarily due to the increased G&A expenditures as well as the non-recurring profitability on the Columbia Class program mentioned above.
Adjusted Diluted EPS
Adjusted Diluted EPS – We calculate Adjusted Diluted EPS by excluding deal related transaction costs, and acquisition and divestiture related expenses from our net earnings to arrive at Adjusted Diluted EPS. We believe that Adjusted Diluted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business. Adjusted Diluted EPS has limitations as an analytical tool and does not represent and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted Diluted EPS to U.S. GAAP EPS is shown below:
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net earnings	$35	$25	$47	$61
Deal related transaction costs	$1	$8	$3	$10
Amortization of intangibles	$5	$2	$11	$4
Restructuring costs	8	—	8	—
Other one-time non-operational events	(9)	1	(8)	1
Tax effect of adjustments	(1)	(2)	(3)	(3)
Adjusted net earnings	$39	$35	$58	$74
Adjusted diluted EPS (1)	$0.15	$0.16	$0.22	$0.35
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

Adjusted Diluted EPS
For the six months ended June 30, 2023 there were 261,723,423 shares of common stock outstanding, an increase of 51,278,350 shares from the June 30, 2022 shares outstanding of 210,445,073. The increased share count is attributed to shares issued to consummate the RADA merger of 49,788,960 and equity vesting and stock option exercises of 1,489,390. Diluted shares as of June 30, 2023 totaled 3 million and 2 million for the three and six months ended June 30, 2023 increasing from the prior year which predated equity award grants. The diluted shares are attributable to equity grants and unexercised stock options. There were no outstanding equity grants at June 30, 2022. Adjusted diluted EPS of $0.15 for the three months ended June 30, 2023 was relatively in line with the prior year decreasing $0.01. The decrease is a product of the increased Adjusted Net Earnings offset by the increased share count as noted above. Adjusted Diluted EPS of $0.22 for the six months ended June 30, 2023 represents a decrease of $0.13 from $0.35 for the six months ended June 30, 2022, which is attributed to the increase in shares outstanding and the net earnings decrease described above.
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

Consolidated Entity Reconciliation of Free Cash Flow:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash provided by (used in) operating activities	$(346)	$(242)
Transaction related expenditures, net of tax	16	10
Capital expenditures	(27)	(22)
Proceeds from sales of assets	1	—
Free cash flow	$(356)	$(254)

Free Cash Flow
Free cash flow usage increased by $102 million to $(356) million for the six months ended June 30, 2023 from $(254) million for the six months ended June 30, 2022. This was primarily due to cash used to fund working capital for the six months ended June 30, 2023 when compared to six months ended June 30, 2022.

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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the three and six months ended June 30, 2023 and 2022 respectively:

Impact of Change in Estimates on our Revenue Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$(11)	$(10)	$(20)	$(11)
Total % of Revenue	1.7%	1.6%	1.7%	0.9%

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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 33% and 27% of our revenue for the three and six months ended June 30, 2023, respectively, and 22% and 18% of our revenues for the three and six months ended June 30, 2022, respectively. The increase is due in part to increased purchases resulting from continued military aid programs in support of Ukraine in its conflict with Russia. Given that our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three and six months ended June 30, 2023.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA, a leading Israel-based provider of small-form tactical radar, to become a combined public company. As previously disclosed, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. Immediately following the closing, the Company began trading on the Nasdaq Stock Exchange and the Tel Aviv Stock Exchange under the ticker “DRS”.
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

	Three Months Ended June 30,		June 30, 2023 vs. June 30, 2022 Variance
(Dollars in millions)	2023	2022
Revenue:
ASC	$404	$444	$(40)	(9.0%)
IMS	226	187	39	20.9%
Corporate & Eliminations	(2)	(4)	2	(50.0%)
Total revenue	$628	$627	$1	0.2%
Adjusted EBITDA:
ASC	$36	$57	$(21)	(36.8%)
IMS	26	10	16	168.0%
Corporate & Eliminations	—	—	—	NM
Total Adjusted EBITDA	$62	$67	$(5)	(7.6%)
Adjusted EBITDA Margin:
ASC	8.9%	12.8%	(3.9%)	(30.6%)
IMS	11.5%	5.2%	6.3%	121.8%
Bookings:
ASC	$469	$485	$(16)	(3.3%)
IMS	229	197	32	16.2%
Total bookings	$698	$683	$15	2.2%

	Six Months Ended June 30,		June 30, 2023 vs. June 30, 2022 Variance
(Dollars in millions)	2023	2022
Revenue:
ASC	$795	$840	$(45)	(5.4)%
IMS	415	405	10	2.5%
Corporate & Eliminations	(13)	(6)	(7)	116.7%
Total revenue	$1,197	$1,239	$(42)	(3.4)%
Adjusted EBITDA:
ASC	$73	$89	$(16)	(18.0)%
IMS	38	51	(13)	(25.0)%
Corporate & Eliminations	—	—	—	NM
Total Adjusted EBITDA	$111	$140	$(29)	(20.7)%
Adjusted EBITDA Margin:
ASC	9.2%	10.6%	(1.4)%	(13.3)%
IMS	9.2%	12.5%	(3.3)%	(26.9)%
Bookings:
ASC	$873	$873	$—	(0.1)%
IMS	574	556	18	3.2%
Total bookings	$1,447	$1,430	$17	1.2%

ASC
Revenue:
The ASC segment reported revenue of $404 million and $795 million for the three and six months ended June 30, 2023, decreasing by 9% and 5% or $40 million and $45 million, respectively from the three and six months ended June 30, 2022. This decrease is attributed to the net divestiture impact, in which our disposed assets (GES) provided a higher revenue contribution than the acquired RADA asset for the quarter and year to date period as well as a reduction in revenue generated from tactical computing programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA decreased by $21 million or 37% to $36 million from $57 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The shortfall was driven by increased G&A expenditures attributed to IR&D investments, incremental public costs allocated to the segment, as well as the increased G&A attributed to the RADA commercial business model. Additionally the ASC segment realized a reduction in revenue as compared to the prior three month period ended June 30, 2022. These reductions were offset by increased gross margin contribution attributed in large part to the high margin realized on the RADA revenue contribution.
For the six month period ended June 30, 2023 Adjusted EBITDA decreased $16 million or 18%, from $89 million to $73 million.. The decrease in Adjusted EBITDA was driven by increased G&A expenditures attributed to IR&D investments, incremental public costs allocated to the segment, as well as the increased G&A attributed to the RADA commercial business model. Additionally the ASC segment realized a reduction in revenue as compared to the prior six month period ended June 30, 2022. These reductions were offset by increased gross margin contribution attributed in large part to the high margin realized on the RADA revenue contribution.
The decrease in Adjusted EBITDA drove a decrease in Adjusted EBITDA Margin from 12.8% for the three months ended June 30, 2022 to 8.9% for the three months ended June 30, 2023. The margin reduction is driven by the reduction in revenue realized during the period coupled with the incremental G&A investments detailed above. This was partially offset by the high margin realized on the RADA revenue contribution. Similarly, the decrease in Adjusted EBITDA drove a decrease in Adjusted EBITDA Margin from 11% for the six months ended June 30, 2022 to 9% for six months ended June 30, 2023.
Bookings:
The ASC segment had a slight decrease in bookings for the three months ended June 30, 2023 of $16 million when compared to the three months ended June 30, 2022, driven entirely to the net divestiture impact of $97 million. Despite the large inorganic bookings impact year over year, ASC bookings decline was offset by increased demand across our advanced sensing and network computing areas, specifically for the Company’s naval network computing ($45 million), tactical communications and computing of ($36 million) and other sensing technologies. Bookings continue to exceed the revenue output driving an increase in backlog over the period. For the six months ended June 30, 2023 there was no change as compared to the six months ended June 30, 2022, with booking contribution of $873 million in each period despite $90 million of net divestiture impact negatively impacting the current year bookings total.
IMS
Revenue:
IMS segment revenue increased by $39 million or 21% to $226 million for the three months ended June 30, 2023 from $187 million for the three months ended June 30, 2022 with continued momentum in our naval power and propulsion business. Additionally, the trend continued in the in the six months ended June 30, 2023 with revenue growth of $10 million or 2% to $415 million for the six months ended June 30, 2023 from $405 million for the six months ended June 30, 2022. The growth for the six month period was also attributed to our naval power and propulsion business but was partially offset by the non-recurring impact of the contract modification on the Columbia program realized in the prior year.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $16 million or 168% to $26 million for the three months ended June 30, 2023 from $10 million for the three months ended June 30, 2022. The increase for the quarter is attributed to continued program improvement on our Columbia Class submarine program. This drove Adjusted EBITDA margin up 632 bps to 11.5% compared to the 5.2% realized during the three month period ended June 30, 2022.
For the six months ended June 30, 2023 Adjusted EBITDA decreased $13 million or 25% to $38 million from $51 million for the six months ended June 30, 2022. This was primarily due to the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in prior year Q1 ($25 million).
Bookings:
Booking contributions increased by $32 and $18 million or 16.2% and 3.2% for the three and six months ended June 30, 2023 to $229 million and $574 million from $197 million and $556 million for the three and six months ended June 30, 2022, respectively. The increase was largely attributed to continued funding progress on our Electronic Power & Propulsion contracts.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 11: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2023, was $35 million compared to $306 million as of December 31, 2022.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(346)	$(242)
Net cash used in investing activities	(26)	(22)
Net cash provided by financing activities	101	93
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(271)	$(171)
Free cash flow(1)	$(356)	$(254)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”
Operating Activities
Cash usage related to the operating activities increased by $104 million from $242 million for the six months ended June 30, 2022 to $346 million for the six months ended June 30, 2023. This was primarily due to cash used to fund working capital for the six months ended June 30, 2023 when compared to six months ended June 30, 2022. The increased working capital was driven by incremental tax payments associated with the R&D capitalization requirements of section 174 coupled with incremental investments in inventory and contract assets to combat supply chain lead-times.
Investing Activities
Net cash used in investing activities increased by $4 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 primarily due to in increases in capital expenditures.
Financing Activities
Net cash provided by financing activities increased by $8 million for the six months ended June 30, 2023 versus June 30, 2022. The increase was primarily related to the proceeds from stock issuances related to the exercise of stock options.
Free Cash Flow
Free cash flow usage increased by $102 million to $356 million for six months ended June 30, 2023 from $254 million for the six months ended June 30, 2022. This was primarily due to cash used in operating activities noted above for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our $225 million Term Loan A and our revolving credit facilities under which we had an outstanding balance of $219 million and $110 million respectively as of June 30, 2023. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of June 30, 2023 would result in an increase or decrease in our annual interest expense of approximately $2 million. The carrying values of the Company’s borrowings under the 2022 Credit Facility approximate their fair values at June 30, 2023. For additional information please refer to Note 11: Debt.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $47 million as of June 30, 2023. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance. We have seen impacts due to inflation on isolated programs. These have largely been offset with our internal continuous improvement savings initiatives and improved program performance.

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
Changes in laws, regulations, political leadership and environment, or security risks may significantly affect our ability to conduct or continue to conduct business in international markets. Our international business may be impacted by changes in U.S. and foreign national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, acts of terrorism, bilateral and multi-lateral relationships, government budgets, and economic and political factors more generally, and any of which could impact funding for programs, alter export authorizations, or delay purchasing decisions or customer payments. These changes may affect the defense spending priorities and procurement policies of foreign governments which may affect our international military sales.
The Company is subject to risks associated with a dynamic geopolitical climate, including nation states that could take action to limit our access to key material and subcomponents used in our products. Recently enacted export controls by foreign governments covering rare elements could have a material adverse impact on our business, financial condition and results of operations.
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
As of the date of this Quarterly Report, there have been no other material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 28, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
    During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1†	Form of Restricted Stock Unit Award Agreement
10.2†	Form of Performance Restricted Stock Unit Award Agreement
10.3†	Form of Director Restricted Stock Unit Award Agreement
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 2, 2023

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer