Form 10-Q
period 2023-09-30
Leonardo DRS, Inc.
filed 2023-11-02
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 262,370,008 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
In this quarterly report on Form 10-Q (the “Quarterly Report”), when using the terms the “Company,” “DRS,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Leonardo DRS, Inc. This Quarterly Report contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
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
•Any security breach, including any cyber-attack, cyber intrusion, insider threat, or other significant disruption of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties, as well as any act of terrorism or other threat to our physical security and personnel;
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
•Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act, the Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, and those that we are exposed to as a result of our international business, including their impact on our ability to access certain raw materials;
•Geopolitical conflicts, including the war in Israel, have the potential to evolve quickly, creating uncertainty in the world and broader Middle East region specifically, along with the potential for disruptions to our Israeli operations, including but not limited to workforce calls for duty, transportation and other logistical impacts and reduced customer confidence;
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023 and those discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should carefully read the discussion of these factors to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Products	$651	$580	$1,761	$1,670
Services	52	54	139	203
Total revenues	703	634	1,900	1,873
Cost of revenues:
Products	(504)	(461)	(1,365)	(1,328)
Services	(37)	(43)	(97)	(154)
Total cost of revenues	(541)	(504)	(1,462)	(1,482)
Gross profit	162	130	438	391
General and administrative expenses	(96)	(101)	(286)	(261)
Amortization of intangibles	(5)	(3)	(16)	(7)
Other operating (expenses) income, net	(2)	350	(10)	351
Operating earnings	59	376	126	474
Interest expense	(10)	(9)	(27)	(27)
Other, net	(1)	—	(2)	—
Earnings before taxes	48	367	97	447
Income tax provision	1	88	3	107
Net earnings	$47	$279	$94	$340

Net earnings per share from common stock:
Basic earnings per share	$0.18	$1.33	$0.36	$1.62
Diluted earnings per share	$0.18	$1.33	$0.36	$1.62
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$47	$279	$94	$340
Other comprehensive income (loss):
Foreign currency translation loss, net of income taxes	(1)	(3)	—	(3)
Gain from pension settlements	—	—	—	3
Net unrecognized gain on postretirement obligations, net of income taxes	1	—	2	1
Other comprehensive income (loss), net of income tax	—	(3)	2	1
Total comprehensive income	$47	$276	$96	$341
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47	$306
Accounts receivable, net	200	166
Contract assets	1,061	872
Inventories	383	319
Prepaid expenses	17	20
Other current assets	32	24
Total current assets	1,740	1,707
Noncurrent assets:
Property, plant and equipment, net	399	404
Intangible assets, net	156	172
Goodwill	1,236	1,236
Deferred tax assets	87	66
Other noncurrent assets	95	92
Total noncurrent assets	1,973	1,970
Total assets	$3,713	$3,677
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$132	$29
Accounts payable	328	457
Contract liabilities	258	233
Other current liabilities	233	323
Total current liabilities	951	1,042
Noncurrent liabilities:
Long-term debt	351	365
Pension and other postretirement benefit plan liabilities	35	45
Deferred tax liabilities	8	—
Other noncurrent liabilities	126	98
Total noncurrent liabilities	520	508
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 262,039,337 and 260,234,033 issued as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	5,166	5,147
Accumulated deficit	(2,880)	(2,974)
Accumulated other comprehensive loss	(47)	(49)
Total shareholders' equity	2,242	2,127
Total liabilities and shareholders' equity	$3,713	$3,677
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$94	$340
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	63	48
Deferred income taxes	(13)	10
Gain from sale of business	—	(350)
Other	13	—
Changes in assets and liabilities:
Accounts receivable	(34)	(17)
Contract assets	(189)	(174)
Inventories	(64)	(43)
Prepaid expenses	3	—
Other current assets	(8)	(2)
Other noncurrent assets	13	10
Defined benefit obligations	(8)	(4)
Other current liabilities	(82)	83
Other noncurrent liabilities	6	(3)
Accounts payable	(129)	(180)
Contract liabilities	25	36
Net cash used in operating activities	(310)	(246)
Investing activities
Capital expenditures	(42)	(35)
Proceeds from sales of businesses	—	483
Net cash (used in) provided by investing activities	(42)	448
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(11)	(12)
Repayment of third party debt	(454)	—
Borrowings of third party debt	555	—
Repayment of related party debt	—	(640)
Borrowings from related parties	—	675
Dividend to US Holding	—	(396)
Proceeds from stock issuance	8	—
Cash outlay to reacquire equity instruments	(1)	—
Other	(4)	(6)
Net cash provided by (used in) financing activities	93	(379)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(259)	(177)
Cash and cash equivalents at beginning of year	306	240
Cash and cash equivalents at end of period	$47	$63
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2021	$1	$4,633	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	1	340	341
Dividend to US Holding	—	—	—	(396)	(396)
Balance as of September 30, 2022	$1	$4,633	$(57)	$(3,039)	$1,538

Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	2	94	96
Stock compensation expense	—	19	—	—	19
Balance as of September 30, 2023	$3	$5,166	$(47)	$(2,880)	$2,242
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company’s largest shareholder is Leonardo S.p.A (hereinafter, “Leonardo S.p.A.”), an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. DoD is our largest customer and accounts for approximately 80% and 82% of our total revenues as an end-user for the nine months ended September 30, 2023 and September 30, 2022, respectively. Specific international and commercial market opportunities exist within these segments and make up approximately 20% and 18% of our total revenues for the nine months ended September 30, 2023 and September 30, 2022, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023.
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
EAC adjustments had the following impacts to revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$6	$(11)	$(14)	$(22)
Total % of Revenue	0.9%	1.8%	0.7%	1.2%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in the programs’ estimate and related profitability.
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of title. In such cases, the production that is in progress and costs that will be recognized at a future point in time are reported within “inventories.”

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. Contract assets and contract liabilities as of the dates presented were:

(Dollars in millions)	September 30, 2023	December 31, 2022
Contract assets	$1,061	$872
Contract liabilities	258	233
Net contract assets	$803	$639
Revenue recognized in the nine months ending September 30, 2023 and September 30, 2022, that was included in the contract liability balance at the beginning of each period was $157 million and $121 million, respectively.
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
The following table summarizes the value of our total backlog as of September 30, 2023, incorporating both funded and unfunded components:

(Dollars in millions)	September 30, 2023
Funded	$3,356
Unfunded	1,363
Total Backlog	$4,719
We expect to recognize approximately 17% of our September 30, 2023 backlog as revenue over the next three months, with the remainder to be recognized thereafter. Subsequent to the third quarter, the Company agreed to

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
contract terms and pricing totaling over $3 billion, for the majority of our electric power and propulsion system on the remaining seven Columbia Class submarines. The award is not included in the backlog numbers noted above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue by Geographical Region
United States	$376	$364	$1,046	$1,103
International	50	41	162	137
Intersegment Sales	5	3	18	8
Total	$431	$408	$1,226	$1,248
Revenue by Customer Relationship
Prime contractor	$227	$216	$570	$664
Subcontractor	199	189	638	576
Intersegment Sales	5	3	18	8
Total	$431	$408	$1,226	$1,248
Revenue by Contract Type
Firm Fixed Price	$356	$349	$1,015	$1,085
Flexibly Priced(1)	70	56	193	155
Intersegment Sales	5	3	18	8
Total	$431	$408	$1,226	$1,248
________________
(1)Includes revenue derived from time-and-materials contracts.
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the over time, percentage of completion cost-to-cost method of accounting. We disaggregate IMS revenue by geographical region, customer relationship and contract type. We believe these

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue by Geographical Region
United States	$272	$222	$680	$612
International	5	7	12	21
Intersegment Sales	—	—	—	1
Total	$277	$229	$692	$634
Revenue by Customer Relationship
Prime contractor	$62	$41	$156	$110
Subcontractor	215	188	536	523
Intersegment Sales	—	—	—	1
Total	$277	$229	$692	$634
Revenue by Contract Type
Firm Fixed Price	$234	$195	$572	$542
Flexibly Priced(1)	43	34	120	91
Intersegment Sales	—	—	—	1
Total	$277	$229	$692	$634
________________
(1)Includes revenue derived from time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly, or monthly) or upon achievement of contractual milestones.
Accounts receivable consist of the following:

(Dollars in millions)	September 30, 2023	December 31, 2022
Accounts receivable	$201	$168
Less allowance for credit losses	(1)	(2)
Accounts receivable, net	$200	$166
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 5: Sale of Receivables for more information.
Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions with an aggregate capacity of $275 million. Pursuant to the servicing agreements, collections on sold receivables that had not yet been remitted to the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 11: Debt for further information.
The receivables sold under the factoring facilities are without recourse for any customer credit risk and result in a true sale. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are reflected in operating cash flows on the Consolidated Statements of Cash Flows.
During the periods ended September 30, 2023 and September 30, 2022, the Company incurred immaterial purchase discount fees which are presented in other general and administrative expenditures, net on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Beginning balance	$243	$215
Sales of receivables	110	137
Cash returned to purchaser	(332)	(317)
Outstanding balance sold to purchasers(1)	21	35
Cash collected, not remitted to purchaser(2)	(1)	(3)
Remaining sold receivables	$20	$32
________________
(1)For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded a net decrease to cash flows from operating activities of $222 million and $180 million, respectively, from sold receivables.
(2)Represents cash collected on behalf of purchasers and not yet remitted.

Note 6. Inventories
Inventories consists of the following:

(Dollars in millions)	September 30, 2023	December 31, 2022
Raw materials	$76	$83
Work in progress	293	224
Finished goods	14	12
Total	$383	$319

Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2023	December 31, 2022
Land, buildings and improvements	$342	$321
Plant and machinery	201	190
Equipment and other	338	335
Total property, plant and equipment, at cost	881	846
Less accumulated depreciation	(482)	(442)
Total property, plant and equipment, net	$399	$404
Depreciation expense related to property, plant and equipment was $47 million and $41 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Salaries, wages and accrued bonuses	$64	$63
Fringe benefits	63	76
Litigation	—	10
Restructuring costs	10	4
Provision for contract losses	41	54
Operating lease liabilities	23	25
Taxes payable	2	31
Other(1)	30	60
Total other current liabilities	$233	$323
Operating lease liabilities	$72	$68
Taxes payable	32	21
Other(1)	22	9
Total other noncurrent liabilities	$126	$98
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
The following disclosure presents certain information regarding the Company's intangible assets as of September 30, 2023 and December 31, 2022. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	September 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(935)	$152	$1,087	$(918)	$169
Patents and licenses	10	(6)	4	9	(6)	3
Total intangible assets	$1,097	$(941)	$156	$1,096	$(924)	$172

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense related to intangible assets was $5 million and $16 million for the three and nine months ended September 30, 2023, respectively, and $3 million and $7 million for the three and nine months ended September 30, 2022, respectively.
Customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.
Note 10. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2023 was 2.1% and 3.1%, respectively. For the three and nine months ended September 30, 2023 the effective tax rate was lower than the U.S. Federal statutory rate of 21%, primarily due to a favorable impact for increasing our Research and Development Credit on our recently filed 2022 U.S. tax return.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2023 and December 31, 2022 is as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Deferred tax assets	$221	$208
Less valuation allowance	19	17
Deferred tax assets	202	191
Deferred tax liabilities	123	125
Net deferred tax asset	$79	$66
Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $8 million and $8 million as September 30, 2023 and December 31, 2022 respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 12: Pension and Other Postretirement Benefits for additional details.
Note 11. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2023	December 31, 2022
Term loan A	$217	$225
Outstanding revolver	110	—
Finance lease and other	157	161
Short-term borrowings	1	10
Total debt principal	485	396
Less unamortized debt issuance costs and discounts	(2)	(2)
Total debt, net	483	394
Less short-term borrowings and current portion of long-term debt	(132)	(29)
Total long-term debt	$351	$365

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at September 30, 2023 was $217 million. The fair value of Term Loan A at September 30, 2023 was approximately $217 million; however, the Company has the ability to prepay the outstanding principal balance without penalty.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (“the 2022 Revolving Credit Facility”). As of September 30, 2023 and December 31, 2022, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. The outstanding balance as of September 30, 2023 was $110 million and there was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2022. The weighted average interest rate on the 2022 Revolving Credit Facility as of September 30, 2023 was 6.29%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in an aggregate of $110 million and $65 million at September 30, 2023 and December 31, 2022, respectively (the “Financial Institution Credit Facilities”).
The primary purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Financial Institution Credit Facilities also included a revolving facility with a maximum borrowing limit of $15 million, which bore interest at LIBOR plus 0.5%. The revolving facility was eliminated from the Financial Institution Credit Facilities as of March 31, 2023. As of December 31, 2022, there was no balance outstanding on the revolving facility of the Financial Institution Credit Facilities. The Company had letters of credit outstanding of approximately $42 million and $36 million as of September 30, 2023 and December 31, 2022, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of September 30, 2023 and December 31, 2022, the Company recognized $1 million and $10 million, respectively, collected on behalf of the buyers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 4: Accounts Receivable and Note 5: Sale of Receivables for more information.
Note 12. Pension and Other Postretirement Benefits
Retirement Plan Summary Information
The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility requirements for participation in the plans vary, and benefits generally are based on the participant's compensation and years of service, as defined in the respective plan. The Company's funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”) and regulations thereunder. For all periods presented, the Company made no discretionary pension contributions. Plan assets are invested primarily in equities, bonds (both corporate and U.S. government), U.S. government-sponsored entity instruments, cash and cash equivalents and real estate.
The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans for the periods presented:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	2	1	—	—	1	—
Less expected return on plan assets	(2)	(1)	—	—	—	—
Amortization of net actuarial loss (gain)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	—	—	—	—	—
Net periodic benefit cost	$—	$—	$—	$—	$1	$—

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	6	4	—	—	1	1
Less expected return on plan assets	(5)	(5)	—	—	—	—
Amortization of net actuarial loss (gain)	1	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement expense (income)	—	1	—	—	—	—
Net periodic benefit cost	$2	$1	$—	$—	$1	$1
The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company's benefit plans, including those from dividends, interest

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.
Pension related expenses are reflected in the Total costs of revenues and General and administrative expenses on the Consolidated Statements of Earnings (unaudited).
A one percentage increase or decrease in healthcare trend rates in the table above would have an insignificant impact to our service and interest cost and the postretirement medical obligations.
Note 13. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2023	2022	2023	2022
Net earnings	$47	$279	$94	$340
Basic weighted average number of shares outstanding	262	210	261	210
Impact of dilutive share-based awards	3	—	3	—
Diluted weighted average number of shares outstanding	265	210	264	210
Earnings per share attributable to common shareholders - basic	$0.18	$1.33	$0.36	$1.62
Earnings per share attributable to common shareholders - diluted	$0.18	$1.33	$0.36	$1.62
For the three and nine months ended September 30, 2023, potential dilutive common shares primarily consisted of employee stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”); however, the amount of dilutive securities included in the diluted weighted average number of shares outstanding was immaterial. For the three and nine months ended September 30, 2022, the basic and diluted weighted average number of shares outstanding were equal as there were no dilutive securities.
The computation of diluted earnings per share (“EPS”) excludes the effect of the potential exercise of stock awards when the average market price of the common stock is lower than the exercise price of the stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes stock awards whose issuance is contingent upon the satisfaction of certain performance vesting conditions. At September 30, 2023, there were 2.0 million stock awards excluded from the computation. At September 30, 2022 there were no anti-dilutive securities.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over-time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the period ended September 30, 2023:

(Dollars in millions)
Balance at December 31, 2022	$18
Additional provision	12
Reversal and utilization	(7)
Balance at September 30, 2023	$23
Note 15. Related Party Transactions
The Company has related-party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party sales for these transactions included in revenues were $11 million and $9 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $24 million and $63 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company has related-party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related-party purchases for these transactions are included in cost of revenues and were $2 million and $2 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $3 million and $20 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $15 million and $14 million, respectively, and payables of $3 million and $1 million, respectively, are included in accounts receivable and accounts payable in our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. In addition, there was a related-party balance in contract assets of $4 million and $5 million at September 30, 2023 and December 31, 2022, respectively.
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
We primarily use Adjusted EBITDA, a non-GAAP financial measure, to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal related transaction costs, other non-operating expenses such as foreign exchange, the coronavirus pandemic (“COVID-19”) response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the periods ended September 30, 2023 and September 30, 2022 is presented in the following tables. Consistent accounting policies have been applied by all segments within the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company, within all reporting periods. A description of our reportable segments as of September 30, 2023 and September 30, 2022 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the periods ended September 30, 2023 and September 30, 2022 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
ASC	$431	$408	$1,226	$1,248
IMS	277	229	692	634
Corporate & Eliminations	(5)	(3)	(18)	(9)
Total revenues	$703	$634	$1,900	$1,873

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
ASC	$5	$3	$18	$8
IMS	—	—	—	1
Total intersegment revenues	$5	$3	$18	$9

Reconciliation of reportable segment Adjusted EBITDA to Net Earnings (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Adjusted EBITDA
ASC	$48	$36	$121	$125
IMS	34	22	72	73
Corporate & Eliminations	—	—	—	—
Total Adjusted EBITDA	$82	$58	$193	$198
Amortization of intangibles	(5)	(3)	(16)	(7)
Depreciation	(16)	(14)	(47)	(41)
Restructuring costs	(2)	—	(10)	—
Interest expense	(10)	(9)	(27)	(27)
Deal related transaction costs	(1)	(16)	(4)	(26)
Gain on sale of business	—	350	—	350
Other one-time non-operational events	—	1	8	—
Income tax provision	(1)	(88)	(3)	(107)
Net earnings	$47	$279	$94	$340

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors” in this Quarterly Report and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy includes being a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and for the nine months ended September 30, 2023, accounted for approximately 80% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Army and U.S. Navy, which represented 29% and 40%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
Continuous improvement through the APEX program also allows us to improve our efficiency, which we believe contributes to increased margins, helps us to remain competitive and allows us to make strategic investments, all while maintaining our focus on customer satisfaction. In these elements, our goals are aligned with those of our customers. We are humbled by the dedication and sacrifice that our ultimate customers have made to serve and we work to perform for them with excellence in everything we do.
Global Events and Business Impacts
COVID-19
The coronavirus pandemic caused certain disruptions to our business, including various adverse supply chain impacts which are anticipated to continue through 2023.

Global Conflicts
In February 2022, Russia escalated its war with Ukraine by invading and occupying parts of that country. Since that time, western powers, including the U.S., have pledged support with humanitarian and military aid. Some of that military aid pledged by the U.S. will result in increased efforts to replace equipment and consumables. We have received orders from the U.S. and allies to both provide equipment in support of this effort, and to replace equipment pledged. We expect that these orders will continue until that support is no longer needed and the equipment pledged is replaced.
In October 2023, Hamas militants located in Gaza launched a terrorist attack on Israel. The ensuing, and ongoing, conflict has the potential to evolve quickly creating uncertainty in the broader Middle East region, along with the potential for disruptions to our Israeli operations in the region, including but not limited to workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. The U.S. and other western powers have indicated military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 4% of the DRS workforce as of September 30, 2023 residing in Israel. At this time, it is unclear whether supplemental funding for Israel will impact demand for DRS products.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 93% and 80% of our consolidated revenue for the three and nine months ended September 30, 2023, respectively, and 83% and 82% of our consolidated revenue for the three and nine months ended September 30, 2022, respectively. Of these sales directly to the U.S. government, the Army and Navy are our largest customers. For the three and nine months ended September 30, 2023, U.S. government sales with the U.S. Army represented 30% and 29% and U.S. government sales with the U.S. Navy represented 48% and 40%, respectively, of our consolidated revenue. For the three and nine months ended September 30, 2022, U.S. government sales with the U.S. Army represented 40% and 35%, respectively, and U.S. government sales with the U.S. Navy represented 31% and 32%, respectively, of our consolidated revenue.
The DoD budget is the largest defense budget in the world.
In March 2023, the U.S. President’s fiscal year 2024 budget request was released and included $842 billion for national defense programs, which marks continued growth from prior years. The most recent National Defense Strategy and annual defense budget request continue to prioritize a strategic focus on China as the pacing threat, countering other near peer adversaries, investing in the nuclear triad, and funding operations in Ukraine. In June 2023, the Fiscal Responsibility Act of 2023 was enacted, which suspends the federal debt ceiling until January 1, 2025, postponing the threat of a federal government default. Pursuant to this law, the President and Congress also agreed upon federal discretionary spending levels for defense and non-defense. For fiscal year 2024, defense spending levels were consistent with the President’s March budget request and reflect an approximately 3% increase over prior levels. For fiscal year 2025, the agreed upon defense spending increase is 1% from prior year levels. However, failure to pass all twelve full year appropriations by calendar year end will trigger 1% cuts from prior year enacted levels. We believe that the strategic priorities requiring more advanced and sophisticated defense technology capabilities create a favorable market environment for DRS.
To prevent a government shutdown at the end of fiscal year 2023, Congress passed a Continuing Resolution (CR) at the end of September, and the President signed the legislation into law on September 30, 2023. The extension is effective through November 17, 2023 allowing lawmakers more time to potentially complete the fiscal year 2024 appropriations bills. In the event of a U.S. government shutdown or an extended period of CR, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including but not limited to program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. The significance of these impacts will primarily be based on the length of the CR or shutdown.

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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 93% and 93% of our total revenues for the three and nine months ended September 30, 2023, respectively. Our remaining revenue is generated from service related contracts. The percentage of product sales increased from 91% for the three months ended September 30, 2022 to 93% during the current quarter. The increased revenue allocation towards more product based sales is attributed to the disposition of our GES business in August of the 2022 fiscal year. Additionally, 84% and 84% of our revenue is derived from firm-fixed priced contracts for the three and nine months ended September 30, 2023, respectively. This is consistent with the prior year which realized firm-fixed sales of 86% and 87% for the three and nine months ended September 30, 2022, respectively.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors.

For the three and nine months ended September 30, 2023, flexibly priced contracts represented 16% of our total revenues.
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
General and Administrative Expenses
General and administrative expenses include general and administrative expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions. Additionally, general and administrative expenses include internal research and development costs as well as expenditures related to bid and proposal efforts. We expect general and administrative expenses will continue to be impacted by the costs associated with being a publicly-traded company.
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended		September 30, 2023 vs. September 30, 2022
(Dollars in millions, except per share amounts)	September 30, 2023	September 30, 2022	$		%
Total revenues	$703	$634	$69		10.9%
Total cost of revenues	(541)	(504)	(37)		7.3%
Gross profit	$162	$130	$32		24.6%
Gross margin	23.0%	20.5%	250	bps
General and administrative expenses	(96)	(101)	5		(5.0)%
Amortization of intangibles	(5)	(3)	(2)		66.7%
Other operating (expenses) income, net	(2)	350	(352)		(100.6)%
Operating earnings	$59	$376	$(317)		(84.3)%
Interest expense	(10)	(9)	(1)		11.1%
Other, net	(1)	—	(1)		NM
Earnings before taxes	$48	$367	$(319)		(86.9)%
Income tax provision	1	88	(87)		(98.9)%
Net earnings	$47	$279	$(232)		(83.2)%
Basic EPS(1)	$0.18	$1.33	$(1.15)		(86.5)%
Diluted EPS(1)	$0.18	$1.33	$(1.15)		(86.5)%
Backlog	$4,719	$3,138	$1,581		50.4%
Bookings	$1,055	$874	$181		20.7%
____________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.

	Nine Months Ended		September 30, 2023 vs. September 30, 2022
(Dollars in millions, except per share amounts)	September 30, 2023	September 30, 2022	$		%
Total revenues	$1,900	$1,873	$27		1.4%
Total cost of revenues	(1,462)	(1,482)	20		(1.3)%
Gross profit	$438	$391	$47		12.0%
Gross margin	23.1%	20.9%	220	bps
General and administrative expenses	(286)	(261)	(25)		9.6%
Amortization of intangibles	(16)	(7)	(9)		128.6%
Other operating (expenses) income, net	(10)	351	(361)		(102.8)%
Operating earnings	$126	$474	$(348)		(73.4)%
Interest expense	(27)	(27)	—		—%
Other, net	(2)	—	(2)		NM
Earnings before taxes	$97	$447	$(350)		(78.3)%
Income tax provision	3	107	(104)		(97.2)%
Net earnings	$94	$340	$(246)		(72.4)%
Basic EPS(1)	$0.36	$1.62	$(1.26)		(77.8)%
Diluted EPS(1)	$0.36	$1.62	$(1.26)		(77.8)%
Backlog	$4,719	$3,138	$1,581		50.4%
Bookings	$2,502	$2,304	$198		8.6%
______________
NM- percentage change not meaningful
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.
Revenue
Our revenue generation of $703 million for the three months ended September 30, 2023 represents an increase of $69 million or 10.9% as compared to the three months ended September 30, 2022. The revenue increase is primarily attributed to continued performance on our electric power and propulsion programs with the U.S. Navy which was offset in part by a reduction in Force Protection related revenues, both within our IMS segment, during the period.
Our revenue generation of $1,900 million for the nine months ended September 30, 2023 represents an increase of $27 million or 1.4% over the nine months ended September 30, 2022. The revenue increase was also driven by increased demand within our electric power and propulsion programs with the U.S. Navy for both submarine and surface ships within our IMS segment. This was offset in part by the difference in revenue contribution realized from our now disposed Global Enterprise Solutions (“GES”) operating unit as compared to the revenue generated from RADA, the “net divestiture impact.”
Cost of Revenues
Cost of revenues increased by $37 million or 7.3% from $504 million to $541 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The cost of revenue increase was primarily due to the increased revenue contribution realized during the period. This was offset in part by improved program performance within our laser sensing portfolio as well as the mix benefit realized from increased sales of our tactical radars acquired in the RADA acquisition. In total for the three months ended September 30, 2023, cost of revenues decreased as a percentage of revenues driving gross margin contribution to 23.0% as compared to 20.5% realized during the three months ended September 30, 2022.

Cost of revenue decreased by $20 million or 1.3% from $1,482 million to $1,462 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to the reduced cost of revenues attributed to favorable program mix and performance within both our IMS and ASC segments highlighted by the continued performance improvements realized within our laser program portfolio. Additionally the higher profit generation of the RADA revenue contribution further drove a reduction in the overall cost of revenues. For the year to date period, this was partially offset by the reduction of revenues noted above as well as certain programmatic cost growth realized on our dismounted soldier sensing programs.
Gross Profit
Gross profit increased by $32 million, or 24.6% to $162 million for the three months ended September 30, 2023 as compared to $130 million for the three months ended September 30, 2022, and gross profit increased by $47 million or 12.0% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 resulting from the revenue and cost of revenue trends noted above.
General and Administrative Expenses
General and administrative expenses (“G&A”) decreased by $5 million or 5.0% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased by $25 million or 9.6% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in G&A for the three months ended September 30, 2023 is primarily attributed to transaction costs recorded in 2022, partially offset by increased investment in internal research and development (“IR&D”) of $2 million and public company operating costs. The increase in G&A for the nine months ended September 30, 2023 is primarily due to increased investment in IR&D expenditures of $18 million, the addition of the RADA commercial business model and increased public company operating costs also contributed to the year over year increase in G&A expenditures.
Amortization of Intangibles
Amortization of intangibles of $5 million for the three months ended September 30, 2023 increased $2 million as compared to the three months ended September 30, 2022. Amortization of intangibles of $16 million for the nine months ended September 30, 2023 increased $9 million as compared to the nine months ended September 30, 2022. This is attributed to the increased amortization generated from the RADA acquired intangible assets.
Other Operating (Expenses) Income, Net
Other operating (expenses) income decreased from an income of $350 million and $351 million for the three and nine months ended September 30, 2022, respectively, to an expense of $2 million and $10 million for the three and nine months ended September 30, 2023, respectively. The income for both the three and nine months in the prior year is primarily due to the gain on sale of the GES business and AAC Joint venture which totaled $350 million. The expense in the current year is largely attributed to restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings decreased by $317 million to $59 million for the three months ended September 30, 2023. For the nine months ended September 30, 2023, operating earnings decreased by $348 million from $474 million for nine months ended September 30, 2022 to $126 million for the nine months ended September 30, 2023. The decrease was driven by the gains on asset sales in the prior year, resulting from our dispositions of our GES and AAC operating units.
Interest Expense
Interest expense remained relatively consistent realizing an expense of $10 million for three months ended September 30, 2023, compared to $9 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and September 30, 2022, interest expense remained consistent at $27 million.

Other, Net
Other, net increased $1 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, and increased $2 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.
Earnings Before Taxes
Earnings before taxes decreased by $319 million and $350 million to $48 million and $97 million for the three and nine months ended September 30, 2023, respectively, from $367 million and $447 million for the three and nine months ended September 30, 2022, respectively. This was primarily due to the decreases in operating earnings as noted above.
Income Tax Provision
Income tax provision decreased by $87 million and $104 million to $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, from $88 million and $107 million for the three and nine months ended September 30, 2022, respectively. This was primarily attributable to the prior year tax expenditures on the gains realized on the disposition of GES and AAC in the prior year. This was compounded by the federal research and development credits recorded in the three and nine months ended September 30, 2023, which further reduced our tax expenditures for the three and nine months ended September 30, 2023.
Net Earnings
Net earnings decreased by $232 million to $47 million for the three months ended September 30, 2023 and decreased $246 million to $94 million for the nine months ended September 30, 2023, respectively, when compared to the three and nine months ended September 30, 2022. This was driven by a decrease in earnings before taxes offset by the income tax provision decreasing as noted above.
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
Total backlog increased by $1,581 million to $4,719 million for nine months ended September 30, 2023, from $3,138 million for the nine months ended September 30, 2022. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy. Subsequent to the third quarter, the Company agreed to contract terms and pricing totaling over $3 billion, for the majority of our electric power and propulsion system on the remaining seven Columbia Class submarines. The award is not included in the backlog numbers noted above.
Bookings
Bookings - We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings results for three months ended September 30, 2023 increased to $1,055 million as compared to $874 million for the three months ended September 30, 2022. Bookings for the nine months ended September 30, 2023 increased by 9% or $198 million to $2,502 million as compared to $2,304 million for the nine months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Adjusted EBITDA(1)	$82	$58	$193	$198
Adjusted EBITDA Margin(1)	11.7%	9.2%	10.2%	10.6%
Adjusted Diluted EPS(1)(2)	$0.20	$0.12	$0.42	$0.47
Free Cash Flow(1)			$(335)	$(262)
________________
(1)Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Diluted EPS and Free Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.
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
Consolidated Entity Adjusted EBITDA Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$47	$279	$94	$340
Income tax provision	1	88	3	107
Amortization of intangibles	5	3	16	7
Depreciation	16	14	47	41
Restructuring costs	2	—	10	—
Interest expense	10	9	27	27
Deal related transaction costs	1	16	4	26
Gain on sale of business	—	(350)	—	(350)
Other one-time non-operational events	—	(1)	(8)	—
Adjusted EBITDA	$82	$58	$193	$198
Adjusted EBITDA Margin	11.7%	9.2%	10.2%	10.6%
Adjusted EBITDA
Adjusted EBITDA increased by $24 million or 41.4% to $82 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in Adjusted EBITDA for the three month period is primarily attributed to improved program performance noted above offset by increased IR&D investments and the impact of higher public company expenditures both residing in our G&A expense line item. For the nine months ended September 30, 2023, Adjusted EBITDA decreased $5 million or 2.5% to $193 million from $198 million for the nine months ended September 30, 2022. This is primarily attributed to the increase in IR&D and public company expenditures as well as the non- recurring ‘one-time’ increase in profitability on the Columbia Class program experienced in the nine months ended September 30, 2022.
Adjusted EBITDA Margin
Adjusted EBITDA Margin was 9.2% and 10.6% for the three and nine months ended September 30, 2022, respectively, and 11.7% and 10.2% for the three and nine months ended September 30, 2023, respectively. The increase for the quarter was primarily due to operational leverage realized on the 10.9% increase in revenue realized during the three months ended September 30, 2023 as compared to the three month period ended September 30, 2022. This was compounded by improved program performance further enhancing our adjusted EBITDA margin.
The decrease for the nine month period was primarily due to the increased G&A expenditures as well as the ‘one-time’ non-recurring profitability on the Columbia Class program mentioned above.

Adjusted Diluted EPS
Adjusted Diluted EPS – We calculate Adjusted Diluted EPS by excluding deal related transaction costs, amortization of acquired intangible assets, restructuring costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals (net of taxes) from our net earnings and dividing by the diluted weighted average number of shares outstanding to arrive at Adjusted Diluted EPS. We believe that Adjusted Diluted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business. Adjusted Diluted EPS has limitations as an analytical tool and does not represent and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of Adjusted Diluted EPS to U.S. GAAP diluted EPS is shown below:
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2023	2022	2023	2022
Net earnings	$47	$279	$94	$340
Deal related transaction costs	1	16	4	26
Amortization of intangibles	5	3	16	7
Restructuring costs	2	—	10	—
Gain on sale of business, net of taxes	—	(270)	—	(270)
Other one-time non-operational events	—	(1)	(8)	—
Tax effect of adjustments	(2)	(2)	(5)	(5)
Adjusted net earnings	$53	$25	$111	$98

Diluted weighted average number of shares outstanding	265	210	264	210
Diluted EPS(1)	$0.18	$1.33	$0.36	$1.62
Adjusted diluted EPS(1)	$0.20	$0.12	$0.42	$0.47
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.
Adjusted Diluted EPS
For the nine months ended September 30, 2023 there were 262,039,337 shares of common stock outstanding, an increase of 51,594,264 shares from the September 30, 2022 shares outstanding of 210,445,073. The increased share count is attributed to shares issued to consummate the RADA merger of 49,788,960 and equity vesting and stock option exercises of 1,805,304. Diluted shares as of September 30, 2023 totaled 3 million and 3 million for the three and nine months ended September 30, 2023, respectively, increasing from the prior year which predated equity award grants. The diluted shares are attributable to equity grants and unexercised stock options. There were no outstanding equity grants at September 30, 2022. Adjusted diluted EPS of $0.20 for the three months ended September 30, 2023 increased $0.08 as compared with the same period in the prior year. The increase is a product of the increased adjusted net earnings offset by the increased share count as noted above. Adjusted Diluted EPS of $0.42 for the nine months ended September 30, 2023 represents a decrease of $0.05 from $0.47 for the nine months ended September 30, 2022, which is attributed to the increase in shares outstanding noted above, partially offset by the adjusted net earnings increase as shown in the table above.

Free Cash Flow
Free Cash Flow – We define free cash flow as the sum of the cash flows provided by (used in) operating activities, the cash flows provided by (used in) investing activities pertaining to capital expenditures, and proceeds generated from the sale of capital assets, less transaction related expenditures (net of tax).
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(310)	$(246)
Transaction related expenditures, net of tax	17	19
Capital expenditures	(42)	(35)
Proceeds from sales of assets	—	—
Free cash flow	$(335)	$(262)
Free Cash Flow
Free cash flow usage increased by $73 million to $335 million for the nine months ended September 30, 2023 from $262 million for the nine months ended September 30, 2022. This was primarily due to cash used to fund working capital for the nine months ended September 30, 2023 when compared to nine months ended September 30, 2022.
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity with respect to our and third parties’ information networks and related systems, artificial intelligence, connected communities and physical infrastructure (for example, the potential impacts for the Russia / Ukraine conflict and the Israel-Hamas war). Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report for the year ended December 31, 2022, filed with the SEC on March 28, 2023 and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Quarterly Report for further details on U.S. government spending’s impact on our business.
Operational Performance on Contracts
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures in Note 3: Revenue from Contracts with Customers.
For fixed-price contracts, customers agree to pay a fixed amount, negotiated in advance for a specified scope of work.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the three and nine months ended September 30, 2023 and 2022, respectively:
Impact of Change in Estimates on our Revenue Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$6	$(11)	$(14)	$(22)
Total % of Revenue	0.9%	1.8%	0.7%	1.2%
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
International & Commercial Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 7% and 20% of our revenue for the three and nine months ended September 30, 2023, respectively, and 17% and 18% of our revenues for the three and nine months ended September 30, 2022, respectively. The increase is due in part to increased purchases resulting from continued military aid programs in support of Ukraine in its conflict with Russia. Given that our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three and nine months ended September 30, 2023.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.

On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA, a leading Israel-based provider of small-form tactical radar, to become a combined public company. As previously disclosed, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. Immediately following the closing, the Company began trading on the Nasdaq Stock Exchange and the Tel Aviv Stock Exchange under the ticker “DRS.”
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
The total purchase consideration for RADA was $511 million and is comprised of the Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisitions and Dispositions for additional information regarding the transaction.
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
On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in Advanced Acoustic Concepts LLC (“AAC”) for $56 million to Thales Defense & Security, Inc., the minority partner in AAC. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes). The aggregate gain of $31 million is included in Other Operating income (expense) net offset by tax expense of $9 million.
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

	Three Months Ended September 30,		September 30, 2023 vs. September 30, 2022 Variance
(Dollars in millions)	2023	2022
Revenues:
ASC	$431	$408	$23		5.6%
IMS	277	229	48		21.0%
Corporate & Eliminations	(5)	(3)	(2)		66.7%
Total revenues	$703	$634	$69		10.9%
Adjusted EBITDA:
ASC	$48	$36	$12		33.3%
IMS	34	22	12		54.5%
Corporate & Eliminations	—	—	—		NM
Total Adjusted EBITDA	$82	$58	$24		41.4%
Adjusted EBITDA Margin:
ASC	11.1%	8.8%	230	bps
IMS	12.3%	9.6%	270	bps
Bookings:
ASC	$820	$700	$120		17.1%
IMS	235	174	61		35.1%
Total bookings	$1,055	$874	$181		20.7%

	Nine Months Ended September 30,		September 30, 2023 vs. September 30, 2022 Variance
(Dollars in millions)	2023	2022
Revenues:
ASC	$1,226	$1,248	$(22)		(1.8)%
IMS	692	634	58		9.1%
Corporate & Eliminations	(18)	(9)	(9)		100.0%
Total revenues	$1,900	$1,873	$27		1.4%
Adjusted EBITDA:
ASC	$121	$125	$(4)		(3.2)%
IMS	72	73	(1)		(1.4)%
Corporate & Eliminations	—	—	—		NM
Total Adjusted EBITDA	$193	$198	$(5)		(2.5)%
Adjusted EBITDA Margin:
ASC	9.9%	10.0%	(10)	bps
IMS	10.4%	11.5%	(110)	bps
Bookings:
ASC	$1,693	$1,573	$120		7.6%
IMS	809	731	78		10.7%
Total bookings	$2,502	$2,304	$198		8.6%
ASC
Revenue:
The ASC segment reported revenue of $431 million and $1,226 million for the three and nine months ended September 30, 2023, respectively, an increase of 6% or $23 million from the three months ended September 30,

2022. The increase is attributed to Naval and Land based network computing programs. This was offset in part by a reduction in international dismounted soldier programs realized during the period.
The ASC segment realized a revenue decrease of 2% or $22 million from the nine months ended September 30, 2022. This decrease is attributed to the net divestiture impact, in which our disposed assets (GES) provided a higher revenue contribution than the acquired RADA asset for the year to date period. The net divestiture impact was offset in large part by increased revenue contributions within our airborne sensing and naval computing programs.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s Adjusted EBITDA increased by $12 million or 33% to $48 million from $36 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The increase was driven by increased revenue contribution, favorable mix and improved program performance. This was offset by an increase in G&A expenditures attributed to IR&D investments, incremental public company costs allocated to the segment, as well as the increased G&A attributed to the RADA commercial business model.
For the nine month period ended September 30, 2023 Adjusted EBITDA decreased $4 million or 3%, from $125 million to $121 million. The decrease in Adjusted EBITDA was driven by increased G&A expenditures attributed to IR&D investments, incremental public company costs allocated to the segment, as well as the increased G&A attributed to the RADA commercial business model. Additionally the ASC segment realized a reduction in revenue as compared to the prior nine month period ended September 30, 2022. These reductions were offset by increased gross margin contribution attributed in large part to the high margin realized on the RADA revenue contribution.
The increase in Adjusted EBITDA drove an increase in Adjusted EBITDA Margin from 8.8% for the three months ended September 30, 2022 to 11.1% for the three months ended September 30, 2023. The margin expansion is driven by the incremental revenue contribution during the period coupled with improved program performance as noted above. The increase was offset in part by the incremental G&A investments detailed above.
ASC realized a decrease in Adjusted EBITDA which drove a slight decrease in Adjusted EBITDA Margin from 10.0% for the nine months ended September 30, 2022 to 9.9% for nine months ended September 30, 2023. The margin impact was attributed to the reduction in operational leverage from the reduction in revenues attributed to the net divestiture impact coupled with the increase in G&A expenditures as noted above. This was largely offset by the improved program performance and higher margin contribution from the RADA tactical radar sales.
Bookings:
The ASC segment generated a 17.1% increase in bookings for the three months ended September 30, 2023 increasing $120 million when compared to the three months ended September 30, 2022. The increase in new awards is driven by increased demand for ground vehicle and airborne sensing programs. Bookings continue to exceed the revenue output driving an increase in backlog over the period.
For the nine months ended September 30, 2023 bookings also increased $120 million or 7.6% from the nine months ended September 30, 2022, driving a total booking contribution of $1,693 million for the current period. The increase is driven by ground vehicle sensing and naval computing programs awarded during the period.
IMS
Revenue:
IMS segment revenue increased by $48 million or 21% to $277 million for the three months ended September 30, 2023 from $229 million for the three months ended September 30, 2022 attributed to continued momentum in our naval power and propulsion business. Additionally, the trend continued in the nine months ended September 30, 2023 with revenue growth of $58 million or 9% to $692 million for the nine months ended September 30, 2023 from $634 million for the nine months ended September 30, 2022. The growth for the nine month period was also attributed to our naval power and propulsion business but was partially offset by the non-recurring impact of the contract modification on the Columbia program realized in the prior year.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s Adjusted EBITDA increased by $12 million or 55% to $34 million for the three months ended September 30, 2023 from $22 million for the three months ended September 30, 2022. The increase for the quarter is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program. This drove Adjusted EBITDA margin up 270 bps to 12.3% compared to the 9.6% realized during the three month period ended September 30, 2022.
For the nine months ended September 30, 2023, Adjusted EBITDA decreased $1 million or 1% to $72 million from $73 million for the nine months ended September 30, 2022. This was primarily due to the favorable financial impact realized from the 2nd ship-set contract modification on the Columbia program realized in the first quarter of 2022 ($25 million) largely offset by increased revenue contribution and the related operational leverage.
Bookings:
Booking contributions increased by $61 million and $78 million or 35.1% and 10.7% for the three and nine months ended September 30, 2023, respectively, to $235 million and $809 million from $174 million and $731 million for the three and nine months ended September 30, 2022, respectively. The increase for the quarter is largely attributed to our force protection efforts in short range air defense and logistic support programs. For the year to date period the bookings performance is largely attributed to continued funding progress on our Electronic Power & Propulsion contracts.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 11: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2023, was $47 million compared to $306 million as of December 31, 2022.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(310)	$(246)
Net cash (used in) provided by investing activities	(42)	448
Net cash provided by (used in) financing activities	93	(379)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(259)	$(177)
Free cash flow(1)	$(335)	$(262)
________________
(1)Free cash flow is a Non-GAAP measure. The reasons we use this Non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Financial and Operating Measures—Non-GAAP Financial Measures.”

Operating Activities
Cash usage related to the operating activities increased by $64 million from $246 million for the nine months ended September 30, 2022 to $310 million for the nine months ended September 30, 2023. This was primarily due to cash used to fund working capital for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The increased working capital was driven by incremental tax payments associated with the R&D capitalization requirements of Section 174 of the Tax Code coupled with incremental investments in inventory and contract assets to combat supply chain lead-times.
Investing Activities
Net cash used in investing activities increased by $490 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 primarily due to the prior year investing cash inflow generated from the disposition of our GES and AAC operations.
Financing Activities
Net cash provided by financing activities increased by $472 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily related to the dividend of our disposition proceeds to US Holding in the prior year.
Free Cash Flow
Free cash flow usage increased by $73 million to $335 million for nine months ended September 30, 2023 from $262 million for the nine months ended September 30, 2022. This was primarily due to cash used in operating activities noted above for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our $225 million Term Loan A and our revolving credit facilities under which we had an outstanding balance of $217 million and $110 million, respectively, as of September 30, 2023. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of September 30, 2023 would result in an increase or decrease in our annual interest expense of approximately $2 million. The carrying values of the Company’s borrowings under the 2022 Credit Facility approximate their fair values at September 30, 2023. For additional information please refer to Note 11: Debt.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $39 million as of September 30, 2023. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note 14 to the unaudited Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. RISK FACTORS
We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties.
We are subject to the risks of cybersecurity incidents described in the section “Risk Factors—We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems or of those we operate for our customers” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These risk include that safeguards put in place by third parties, including our customers, subcontractors, suppliers, vendors and partners, may not be effective to minimize the impact of cyber threats, security threats or other business disruptions. From time to time, these third parties have been and continue to be subject to breaches. For example, we are currently taking measures in response to a cyber-attack by a malicious actor impacting one of our suppliers. While this incident has not had a material impact on us at this time, our responses to this and similar incidents may disrupt our business relationships and could negatively affect our operations. Although we have processes designed to assess and confirm certain cybersecurity standards, we are and will remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent or the break-down of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber-attack on a third party’s information network or systems. There can be no assurance that cybersecurity incidents at our customers, suppliers, vendors, subcontractors, partners or other third parties will not have a material negative impact on our reputation, business and operations.
Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations.
For the nine months ended September 30, 2023 and 2022, approximately 9% and 8%, respectively, and for the years ended December 31, 2022, 2021, and 2020, approximately 7%, 5% and 8%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow.
Our international business is subject to both U.S. and foreign laws and regulations, which may include, without limitation, laws and regulations relating to import-export controls (such as the ITAR, EAR, and customs laws), tariffs, embargoes, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the FCPA and other anti-corruption laws, including the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act, Article 5 of the Israeli Penal Law of 1977, the anti-boycott provisions under the EAR, U.S. economic sanctions administered by the Office of Foreign Assets Control and other federal agencies, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. If we or our employees, affiliates, partners or others with whom we work fail to comply with applicable laws and regulations we may be subject to administrative, civil, commercial or criminal penalties and liabilities, including suspension or debarment from government contracts or suspension of our export privileges. Our international business also exposes us to difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Any such future violations could have a material adverse impact on our reputation, business, results of operations and financial condition.

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
Conducting business outside of the U.S. also exposes us to the complexity and necessity of using, and disruptions involving, our international dealers, distributors, sales representatives and consultants as well as the difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with applicable U.S. and local laws and practices, such as anti-corruption and anti-trust/competition laws. Contracts with international customers are significantly different than the contracts with our U.S. customers, and some are more complex and require different skills to manage. Our ability to conduct business outside of the U.S. also depends on our ability to attract and retain sufficient qualified personnel with the skills and/or security clearances in the markets in which we do business.
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

We are also closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023. At this time, the conflict has the potential to evolve quickly creating uncertainty in the broader Middle East region, along with the potential for disruptions to our Israeli operations in the region including, but not limited to workforce calls for duty, transportation and other logistical impacts and reduced customer confidence.
The occurrence and impact of these factors is difficult to predict, but one or more of them could negatively impact our business, financial condition and results of operations.
As of the date of this Quarterly Report, there have been no other material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
    During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
99.1†	Leonardo DRS, Inc. Incentive-Based Compensation Recoupment Policy, effective October 2, 2023
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2023

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer