Form 10-K
period 2023-12-31
Leonardo DRS, Inc.
filed 2024-02-28
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41565
Leonardo DRS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2345 Crystal Drive
Suite 1000
Arlington, Virginia 22202
(703) 416-8000
(Address of principal executive offices, including zip code, and registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DRS	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was approximately $886 million.
As of February 26, 2024, there were 262,629,912 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leonardo DRS, Inc.’s 2024 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2024 definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if future performance and outcomes are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•    Disruptions or deteriorations in our relationship with the relevant agencies of the U.S. government, as well as any failure to pass routine audits or otherwise comply with governmental requirements including those related to security clearance or procurement rules, including the False Claims Act;
•    Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly;
•    Any failure to comply with the proxy agreement with the U.S. Department of Defense (the “DoD”);
•    Failure to properly contain a global pandemic in a timely manner could materially affect how we and our business partners operate;
•    The effect of inflation on our supply chain and/or our labor costs;
•    Our mix of fixed-price, cost-plus and time-and-material type contracts and any resulting impact on our cash flows due to cost overruns;
•    Failure to properly comply with various covenants of the agreements governing our debt could negatively impact our business;
•    Our dependence on U.S. government contracts, which often are only partially funded and are subject to immediate termination, some of which are classified, and the concentration of our customer base in the U.S. defense industry;
•    Our use of estimates in pricing and accounting for many of our programs that are inherently uncertain and which may not prove to be accurate;
•    Our ability to realize the full value of our backlog;
•    Our ability to predict future capital needs or to obtain additional financing if we need it;

•    Our ability to respond to the rapid technological changes in the markets in which we compete;
•    The effect of global and regional economic downturns and rising interest rates;
•    Our ability to meet the requirements of being a public company;
•    Our ability to maintain an effective system of internal control over financial reporting;
•    Our inability to appropriately manage our inventory;
•    Our inability to fully realize the value of our total estimated contract value or bookings;
•    Our ability to compete efficiently, including due to U.S. government organizational conflict of interest rules which may limit new contract opportunities or require us to wind down existing contracts;
•    Our relationships with other industry participants, including any contractual disputes or the inability of our key suppliers to timely deliver our components, parts or services;
•    Preferences for set-asides for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor;
•    Any failure to meet our contractual obligations including due to potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components;
•    Any security breach, including any cyber-attack, cyber intrusion, insider threat, or other significant disruption of our IT networks and related systems as well as any act of terrorism or other threat to our physical security and personnel;
•    Our ability to fully exploit or obtain patents or other intellectual property protections necessary to secure our proprietary technology, including our ability to avoid infringing upon the intellectual property of third parties or prevent third parties from infringing upon our own intellectual property;
•    The conduct of our employees, agents, affiliates, subcontractors, suppliers, business partners or joint ventures in which we participate which may impact our reputation and ability to do business;
•    Our compliance with environmental laws and regulations, and any environmental liabilities that may affect our reputation or financial position;
•    The outcome of litigation, arbitration, investigations, claims, disputes, enforcement actions and other legal proceedings in which we are involved;
•    Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act (“FCPA”), the Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and those that we are exposed to as a result of our international business;
•    Our ability to obtain export licenses necessary to conduct certain operations abroad, including any attempts by Congress to prevent proposed sales to certain foreign governments;
•    Our ability to attract and retain technical and other key personnel;
•    The occurrence of prolonged work stoppages;
•    The unavailability or inadequacy of our insurance coverage, customer indemnifications or other liability protections to cover all of our significant risks or to pay for material losses we incur;
•    Future changes in U.S. tax laws and regulations or interpretations thereof;

•    Certain limitations on our ability to use our net operating losses to offset future taxable income;
•    Termination of our leases or our inability to renew our leases on acceptable terms;
•    Changes in estimates used in accounting for our pension plans, including in respect of the funding status thereof;
•    Changes in future business or other market conditions that could cause business investments and/or recorded goodwill or other long-term assets to become impaired;
•    Adverse consequences from any acquisitions such as operating difficulties, dilution and other harmful consequences or any modification, delay or prevention of any future acquisition or investment activity by the Committee on Foreign Investment in the United States (“CFIUS”);
•    Natural disasters or other significant disruptions; or
•    Any conflict of interest that may arise because Leonardo US Holding, LLC (“US Holding”), our majority stockholder, or Leonardo S.p.A., our ultimate majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•    Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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
Other risks, uncertainties and factors, including those discussed below, under the section entitled “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read the discussion of these factors carefully to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I
ITEM 1. BUSINESS
Overview
Leonardo DRS, Inc. provides advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection and electric power and propulsion technologies and solutions. Our innovative spirit and agility, together with our established market position in these areas have created a foundational and diverse base of programs across the DoD. We believe DRS is well positioned to not only support our customers in today’s mission but to also provide more autonomous, dynamic, interconnected, and multi-domain capabilities to defend against and counter evolving and emerging threats. We view enhancement of capabilities in sensing, computing, self-protection and power as necessary to enable the strategic priorities of the DoD and our other customers.
DRS benefits from an over 50-year legacy of providing innovative and differentiated products and solutions for defense applications. From our earliest offerings to today’s best-in-class products offerings including naval propulsion, electro-optical sensors, electronic warfare systems and other mission critical technologies, we have continually sought to develop advanced technologies enabling solutions to address complex national security challenges. We continue to target our investments toward high growth areas of the U.S. defense budget. Our diverse technologies, systems and solutions are used across land, air, sea, space and cyber domains on a wide range of platforms for the DoD and the defense agencies of our international allies. Across the spectrum of multi-domain operations, we believe our core capabilities will help the U.S. and its allies maintain a strategic advantage over their adversaries.
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
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.
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
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
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
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles, help protect personnel and defense assets from enemy combatants.
U.S. Defense Market Trends
The DoD budget is the largest defense budget in the world.
In March 2023, the U.S. President’s fiscal year (“FY”) 2024 budget request was released and included $842 billion for national defense programs, which marks a 3% increase over prior year levels. Following that, the FY 2024 National Defense Authorization Act (“NDAA”) was passed by Congress late in 2023 and signed into law by the President in December 2023. The NDAA authorizes $842 billion in defense spending, including increases in procurement, research, development, testing and engineering, as well as military assistance to Ukraine. After partially completing the companion defense appropriations bill for FY 2024, Congress landed on a series of Continuing Resolutions (“CRs”), passing a two-part, or “laddered,” Continuing Resolution to extend FY 2023 spending and avoid a government shutdown. The current laddered CRs expire in March 2024 and are linked to a broader agreement that may include some form of supplemental funding for foreign aid to Ukraine and Israel.
Customers
The U.S. government is our largest customer. Revenues derived directly or indirectly from the U.S. government represent 80%, 84% and 86% of our total revenue for full year 2023, 2022, and 2021, respectively. Our U.S. government sales are concentrated with the DoD, which constitutes the majority of our U.S. government revenue for any given year, including the entirety of our government sales in 2023. Our revenues with the DoD span the Navy, Army, Air Force and other DoD agencies which represent 38%, 31%, 4% and 7%, respectively, of our total revenue for 2023.
The remaining 20% of our revenues for 2023, were derived from sales to foreign governments as well as commercial type sales within the U.S. and abroad. Our international sales consist primarily of transactions with foreign governments for defense applications.

Competition
We operate in a highly competitive market and we compete with a variety of companies in the defense market including divisions of the large defense primes, mid-tier and smaller defense companies as well as certain non-traditional companies. When appropriate, we also often team with, are supplier to, or find other ways to work with other market participants. Our products are sold in markets in which several of our competitors are substantially larger than we are, enabling them to devote greater resources to research and development. The principal competitive factors evaluated by customers in our markets include product performance, cost, overall value, delivery schedule, embedded positions, past performance, innovation and reputation.
Contracts
As a mid-tier defense company with a diverse portfolio of technology that includes offerings at the system, sub-system and component level, we approach each market opportunity with the flexibility and agility to provide the most value to our customers. We serve as either prime contractor or a subcontractor on key contracts based on the competitive dynamics of each opportunity. We determine our prime versus subcontract position based on our competitive position, likelihood of contract win and overall profit contribution. For 2023 our revenue consisted of 39% as a prime contractor direct with the government and 61% as a subcontractor.
We derive a significant portion of our revenue from long-term programs and programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A significant percentage of our revenue is derived from programs that are in the production phase.
While the majority of our revenue is derived from the U.S. government, we have a diverse business mix within the U.S. government funding. Currently no single contract represented more than 10% of our revenues for 2023, 2022, and 2021.
The amount of our revenues attributable to our contracts by contract type during 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Firm-fixed price	$2,373	$2,347	$2,498
Flexibly priced(1)	453	346	381
______________
(1) Includes revenue derived from cost-type and time-and-materials contracts.
Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and time-and-material (“T&M”) contracts (cost-plus contracts and T&M contracts are aggregated above as flexibly priced contracts). Our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are sometimes of the cost-plus type, and service contracts are sometimes the T&M type. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio.
•Fixed-price contracts may provide for a fixed price, or they may be fixed-price-incentive-fee contracts. Under fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under fixed-price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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
Backlog
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not been appropriated less funding previously recognized on these contracts.

	December 31,
(Dollars in millions)	2023	2022	2021
Backlog:
Funded(1)	$3,397	$2,783	$2,510
Unfunded(1)	4,354	1,486	351
Total backlog(1)	$7,751	$4,269	$2,861
________________
(1)See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Materials, Manufacturing and Suppliers
Our manufacturing processes for our products include the assembly of purchased components and subsystems and testing of products at various stages in the assembly process. Although materials and purchased components generally are available from a number of different suppliers, several suppliers serve as the sole source of certain components. If a supplier should cease to deliver such components, generally, but not in all cases, we would expect that other sources would be available; however, added cost and manufacturing delays might result. We have experienced delays attributable to supply shortages and quality and other related problems with respect to certain components.
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
Research and Development
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related customer contract. R&D costs are expensed as incurred. Company-funded R&D costs charged to general and administrative expenses totaled $82 million, $58 million and $48 million in 2023, 2022 and 2021, respectively.
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
When we work on U.S. government contracts or use funding of the U.S. government, the U.S. government may have contractual rights to data for our technologies, source code and other developments associated with such government contracts. Records of our data rights are typically maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by the U.S. government, including its ability to allow its use by other U.S. government contractors, is subject to negotiation from time to time between us and the U.S. government. The extent of the U.S. government’s data rights to any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product. While we may retain rights over any technology, product or intellectual property that we develop under U.S. government contracts or using funding of the U.S. government, this requires us to have sufficient contracting leverage and to take timely affirmative measures to preserve our right. In addition, in some cases the US government is empowered to unilaterally use, or allow our competitors to use, patented technologies, subject only to the obligation to pay reasonable compensation.
Human Capital
Our performance depends on the skills, expertise, education and experience of our workforce. As of December 31, 2023, our workforce included approximately 6,600 employees, of which, approximately 470 (or 7%) were represented by labor unions. We continuously strive to maintain a culture that fosters and rewards growth, agility, problem-solving, innovation and operational excellence. Our engineers work on programs that require advanced technology, such as sensing, electro-optical infrared systems, laser systems, network computing, cyber, communications systems, integration and power propulsion. Some of our employees maintain security clearances which allows us to conduct business activities for our customers’ classified programs.

Our people are committed to upholding the Company’s core values of: integrity; agility; excellence; customer focus; diversity, equity and inclusion; and innovation. Our commitment to ethical business practices is outlined in our Code of Ethics & Business Conduct (the “Code”). The Code applies to all employees and establishes our expectations for appropriate business conduct in a variety of scenarios. Our employees receive annual compliance training and must formally confirm their commitment to upholding the standards set forth in our Code and ethics program.
We recognize that our success depends on our ability to attract, develop and retain a qualified inclusive and diverse workforce. To accomplish this, we have talent acquisition, talent management, and Diversity, Equity and Inclusion (“DE&I”) programs established to attract and retain our employees. We recognize and reward the performance of our employees, provide equitable, market-based and competitive compensation, and offer a comprehensive suite of benefits for our employees and their families to support their health and well-being. We strive to create an environment where all employees are treated with dignity and respect.
Maintaining a safe work environment for our employees is of utmost importance. We have policies, processes, and trainings in place to comply with health and safety laws and to prevent workplace hazards from occurring. Emphasis is placed on encouraging safe behaviors and creating a culture of continuous improvement to minimize or eliminate workplace incidents and illnesses.
Our strong commitment to employee and leadership development, talent management, talent development and succession planning ensures our workforce is prepared for the critical skills necessary for the work today and for future opportunities. We are developing our current leaders and preparing the next generation of leaders to demonstrate behaviors and attributes that are aligned with our core values. We work to develop bench strength for our leadership team and other critical roles.
Our mission and core values are the driving force behind our actions to maintain an engaged and motivated workforce. We continuously strive to deliver employee programs that support employee performance, development, well-being, and health and safety. In addition, we support our local communities, active military, and veterans through our charitable giving and volunteerism. We are committed to fostering diversity and inclusion with our Employee Resources Groups and Me (“mERGe”) program, local diversity action teams, and by creating a workforce representative of the communities in which we live and work.
Joint Ventures, Strategic Investments and Mergers and Acquisitions
We continually evaluate our existing portfolio and the related capabilities to maximize our ability to drive value. Through this process we consider the acquisition of, or investments in businesses that we believe will expand or complement our current portfolio, allow access to new customers and enhance technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
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
On April 19, 2022 we entered into a definitive sales agreement to divest our share of our current equity investment in Advanced Acoustic Concepts LLC to Thales Defense & Security, Inc., the minority partner in this joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million.
We also hold an approximately 11% interest in Hoverfly Technologies, Inc. (“Hoverfly”), which designs, develops and manufactures power-tethered unmanned aerial systems and related products.
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved.
Legislation and Regulation
As a U.S. government contractor, we (and our subcontractors and others with whom we do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements increase our performance and compliance costs and risks and regularly evolve. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, recovery of employee compensation costs, counterfeit parts, anti-human trafficking, specialty metals and conflict minerals) can significantly increase our costs and risks and reduce our profitability. If we fail to comply with procurement regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, any of which could have a material adverse effect on our business, financial condition and results of operations. See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We are subject to a number of procurement, international trade, and other rules, regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions” in this Annual Report.
We (including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the Export Control Reform Act, including the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border

Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated such requirements, we may be subject to: reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities affecting our reputation, business, financial condition and results of operations” in this Annual Report. Except as described in Item 3, “Legal Proceedings,” we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations, financial condition or liquidity. It is possible, however, that the ultimate resolution of the matters discussed under Item 3, “Legal Proceedings,” could result in a material adverse effect on our results of operations for a particular reporting period, any of which could have a material adverse effect on our business.
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
At all times subject to the proxy agreement, on November 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) as well as a cooperation agreement (the “Cooperation Agreement”) with Leonardo S.p.A and US Holding. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliated entities with customary demand, shelf and piggy-back registration rights to facilitate a public offering of the Company Common Stock held by US Holding. Under the Cooperation Agreement, among other things, (a) Leonardo S.p.A. has certain consent, access and cooperation rights, and (b) US Holding has certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor.

Our Ultimate Majority Stockholder
Leonardo S.p.A., a global high-technology company, is a leading global Aerospace, Defense and Security company and one of Italy’s main industrial companies. Organized into five business Sectors, Leonardo S.p.A. has a significant industrial presence in Italy, the United Kingdom, Germany, Poland, Switzerland and the USA, where it operates through subsidiaries, joint ventures and partnerships, including GIE ATR, MBDA, Telespazio, Thales Alenia Space, and Hensoldt AG. Leonardo S.p.A. competes internationally by leveraging its areas of technological and product leadership (Helicopters, Defense Electronics & Security, Aircraft, Aerostructures and Space). Listed on the Milan Stock Exchange (under the trading symbol “LDO”), in 2022 Leonardo S.p.A. recorded consolidated revenues of €14.7 billion and invested €2.0 billion in R&D. The group has been part of the Dow Jones Sustainability Index (“DJSI”) since 2010 and was again named as sustainability global leader in the Aerospace & Defense sector of DJSI in 2022.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Our website is https://www.leonardodrs.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the SEC, as well as amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We are not including the information contained in our website as part of, or incorporating it by reference into, this Report.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, as well as other information contained in this Annual Report, including our financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business. The risks described below are not the only ones facing us, and are not necessarily presented in the order of importance. The list of summary risk factors below should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. In any such case, the trading price of our common stock could decline. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks and uncertainties described below.
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
•We may not realize the full value of our total estimated remaining contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations.
•Our working capital requirements and cash flows are extremely variable and subject to fluctuation, which could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to global and regional economic downturns, rising interest rates and related risks.
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
•We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties.
•We may be at greater risk from terrorism and other threats to our physical security and personnel, than other companies.
•Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, and our ability to introduce new or enhanced products and to enter into new markets.
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
•Our international business exposes us to additional risks, including risks related to geopolitical conflicts, including the war in Israel, and economic factors, laws and regulations.
•A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.
•Our business could be harmed in the event of difficulties with our unionized workforce, including the effects of a prolonged work stoppage.
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
•Acquisitions could result in operating difficulties, dilution and other harmful consequences.
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
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with all branches of the U.S. military. Revenues derived directly or indirectly from contracts with the U.S. government represented approximately 80%, 84% and 86% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively, with revenues principally derived directly or indirectly from contracts with the U.S.

Navy and U.S. Army, which represented 38% and 31%, respectively, of our total revenues for the year ended December 31, 2023. Because our customer base is concentrated within the U.S. defense industry, any disruption or deterioration in our relationship with the U.S. government and its prime contractors, or any change in the U.S. government’s willingness to commit substantial resources to the continued purchase of our products, could significantly reduce our revenues and have a material adverse impact on our business, financial condition and results of operations.
Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
The availability of U.S. government funding for significant programs in which we participate may be impacted by a number of factors beyond our control including the overall federal budget, changes in spending priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on starting new programs) and the permissible level of federal debt. These factors may also delay or adversely impact purchasing or payment decisions by our customers. In the event government funding for significant programs in which we participate becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. U.S. government priorities and spending levels have fluctuated and may continue to fluctuate over time. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities whether due to changes in defense spending levels, the threat environment, procurement strategy, military strategy and planning and/or changes in social, economic or political priorities. As the DoD budget represents the largest part of the federal discretionary budget, it is possible that the various legislative actions might exert downward pressure on defense spending, as well as other non-defense discretionary outlays. The U.S. government may also delay, modify or cancel ongoing competitive bidding processes, procurements and programs, as well as change its acquisition strategy. A significant shift in government priorities, programs or acquisition strategies could have a material adverse impact on our business, financial condition and results of operations.
Considerable uncertainty exists regarding future budget and program decisions, including U.S. defense spending priorities, what challenges budget reductions will present for the defense industry, whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2024 and thereafter, and how the Biden administration will approach those decisions through the budgeting process. The U.S. government’s budget deficit and the national debt could significantly affect government budgeting priorities and could have an adverse impact on our business, financial condition and results of operations in a number of ways, including the following:
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
For the years ended December 31, 2023, 2022, and 2021, approximately 84%, 87% and 87%, respectively, of our revenue was derived from fixed-price contracts. We assume financial risk on fixed-price contracts due to the risk of potential cost overruns, particularly for firm-fixed price contracts in which we assume all of the cost burden. Our failure to anticipate or address risks or technical problems, estimate costs accurately or control costs during performance will reduce our profit or cause a loss on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, engineering or development challenges, fluctuations in raw materials prices, higher than expected inflation, increased labor costs, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay actual or liquidated damages or suffer significant losses if the customer terminates our contract. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. For further information, see “—Risks Relating to Our Business—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.” Our results of operations depend on our ability to maximize our earnings from our contracts. Cost overruns could have a material adverse impact on our business, financial condition and results of operations.
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
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of US Holding which, in turn, owns approximately 72% of the voting power of our outstanding common stock. As a result, we are deemed to be under FOCI. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement, which we have done by entering into an interim proxy agreement, with the DoD. We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The terms of any new proxy agreement or other mitigation agreements could impose heightened or new restrictions, which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis. For additional information on the terms and requirements of the proxy agreement, see “—Risks Relating to Our Status under the Proxy Agreement—We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.”
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
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with each of the service branches. Revenues derived directly or indirectly from contracts with the U.S. government were approximately 80%, 84% and 86% for the years ended December 31, 2023, 2022, and 2021, respectively. If we fail to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement or otherwise fail to comply with the NISPOM, this could have a material adverse impact on our business, financial condition and results of operations. For further information, see “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
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

government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis, which runs from October 1 to September 30. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business. The loss of revenues from our possible failure to obtain renewal or follow-on contracts may be significant because we depend on the U.S. government for the vast majority of our revenues. For further information, see “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
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
In addition to termination for convenience, U.S. defense contracts are generally also terminable for default based on performance. Termination by the U.S. government, or one of its prime contractors, of a contract due to default could, in addition to the loss of future revenue, obligate us to pay for re-procurement costs in excess of the original contract price, as well as other damages. Termination of a contract due to our default could also impair our reputation and our ability to compete for other contracts which could have a material adverse impact on our business, financial condition and results of operations. Additionally, our U.S. government contracts are heavily regulated and subject to audit and negative audit findings which could result in the termination of these or other contracts or the failure to receive future awards, see “—Risks Relating to Our Business—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.”
The U.S. government also has the ability to stop work under a contract for a limited period of time for its convenience. It is possible that the U.S. government, or one of its prime contractors, could invoke this ability across a limited or broad number of contracts. Such stoppages and delays could introduce inefficiencies and result in financial and other damages for which we may not be able to receive full recovery. They could also ultimately result in termination of a contract (or contracts) for convenience or reduced future orders.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.
We depend on U.S. government contracts, which are heavily regulated and subject to audit by the U.S. government and its agencies, such as the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency, the DoD Inspector General, and others. These agencies review performance on government contracts, direct and indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review compliance with government standards for our business systems and the adequacy of our internal control systems and policies. Negative findings related to our business and accounting systems and financial controls and capability could result in our ineligibility for future cost-plus contracts. Costs ultimately disallowed or found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. We record contract revenue based on costs on which we expect to be paid after any final audit. However, we do not know the outcome of any future audits and adjustments in advance, and we may be required to reduce our revenue or profits materially upon completion and final negotiation of audits. As a result of certain cost reduction initiatives across our industry, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. For example, the thresholds for certain allowable costs in the U.S., including compensation costs, have been significantly reduced and the allowability of other types of costs are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the Company.
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
We are subject to a number of procurement, international trade, and other rules, regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions.
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
If we fail to comply with procurement regulations or other requirements, we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, any of which could have a material adverse effect on our business, financial condition and results of operations.
We (including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the EAR

(which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. While we have implemented compliance programs that are intended to avoid violations of these laws, regulations and requirements, given the nature of our operations and the constant evolution of applicable laws, regulations and requirements, we may not be able to prevent future violations. If we are found to have violated such laws, regulations or requirements, we may be subject to: reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. We evaluate bookings which we define as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government. As of December 31, 2023, our total remaining contract value was approximately $7,751 million with bookings of $3,516 million. We historically have not realized all of the revenue included in our total contract value or bookings, and we may not realize all of the revenue included in our total contract value or bookings in the future. There is a higher degree of risk in this regard with respect to unfunded backlog. In addition, there can be no assurance that our total bookings will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in total contract value and bookings are subject to various contingencies, including Congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in total estimated contract value and bookings may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available. Our failure to replace canceled or reduced bookings could have a material adverse impact on our business, financial condition and results of operations.
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
•the timing of the delivery of products and services;
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
Our operations are capital intensive, and we rely heavily on financing, including working capital financing, such as factoring and supply chain financing. We may also enter into other types of financings in the future, including bank and bond financing. Although we believe that our available cash resources, together with our access to credit facilities as described in Note 13: Debt and future cash that we expect to generate from our operations, are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements, we might in the future need to raise additional funds to, among other things:
•fund our operations;
•support expansion of capacity;
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
Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. We may need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. We are evaluating these rules and regulations and their impact on our business and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
Some of our variable-rate indebtedness uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the rate. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our anticipated indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our anticipated indebtedness on or before maturity. We may not be able to refinance any of our anticipated debt on commercially reasonable terms, or at all.
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
We act as subcontractor on many contracts and engage subcontractors on many of our own contracts. We may have disputes with our contractual counterparts, including regarding the quality and timeliness of work performed by a subcontractor, customer concerns about a subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor or as a subcontractor or our counterpart’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impair their ability to supply the materials, components, subsystems and services that we require. For example, we have recently witnessed shortages of castings as well as electronic components that are used in automotive, cell phones and other electronics. Shortages of similar components that we use could negatively impact our supply chain and manufacturing processes, as well as our ability to deliver on our contracts. In addition, our supply chain may be disrupted by trade conflicts and tariffs imposed on products, as well as other external events, including natural disasters, extreme weather conditions, future medical epidemics or pandemics, acts of terrorism, cyber-attacks and labor disputes, governmental actions and legislative or regulatory changes, such as product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers.
We may have disputes with our subcontractors or suppliers, material supply constraints or problems, or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations. Further, warranty claims brought by our customers related to third-party components and materials may arise after our ability to bring corresponding warranty claims against such suppliers expire, which could result in costs to us. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, we use components for which there is only one supplier, and that supplier may be unable to meet our needs. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. Each of these subcontractor and supplier risks could have a material adverse impact on our business, financial condition and results of operations.
We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties.
We store sensitive data, including information relating to national security and other sensitive government functions, intellectual property and technology, proprietary business information, and confidential employee information such as personally identifiable or protected health information on our servers and databases. We are subject to laws and rules issued by U.S. and non-U.S. governments and agencies concerning safeguarding and maintaining information confidentiality including extensive and evolving cyber requirements of the DoD. We face the risk of a security breach with respect to that data, whether through cyber-attack, cyber-intrusion or insider threat via the Internet, malware, e-mail attachments, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security and other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. As is the case with many other companies, we have experienced cybersecurity incidents in the past, including denial-of-service attacks, ransomware, and attacks from suspected nation state actors. Our efforts and measures have not been effective in the case of every incident, but no incident has had a material negative impact on us to date. Sensitive data saved on networks, systems and facilities therefore remain vulnerable because of the risk that cybersecurity incidents, including, but not limited to, attempts to gain unauthorized access to data; potential security breaches, particularly cyber-attacks and cyber-intrusions; or disruptions, will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. In some cases these attempts are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cybersecurity incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
Additionally, a failure to comply with the National Institute of Standards and Technology Special Publication 800-171 or other DoD cybersecurity requirements including the Cybersecurity Material Model Certificate (“CMMC”), whether or not resulting in a security breach or disruption, could restrict our ability to bid for, be awarded and perform on DoD contracts. DoD requirements to comply with the CMMC now and in the future, and any obligations that may be imposed on us under the CMMC that may be different from or in addition to those otherwise required by applicable laws and regulations, may cause additional expense for compliance.
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
Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, and our ability to introduce new or enhanced products and to enter into new markets.
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
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and results of operations include premature failure of products that cannot be accessed for repair or replacement, failure to perform in anticipated or unanticipated battlefield conditions, unintended explosions or similar events, problems with design, quality and workmanship, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and results of operations could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations. See also “—Risks Relating to Our Business—Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.” and “—Risks Relating to Our Business—We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.”
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
Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. Our efforts, however, to protect our intellectual property and proprietary rights may not be sufficient. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from and be more limited than the protection provided in the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be issued, and/or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. Further, in some cases the US government is unilaterally empowered to use, or allow our competitors to use, patented technology, subject only to the obligation to pay reasonable compensation.
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
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, agency audits, enforcement actions, subpoenas, litigation and other legal proceedings, particularly those involving government authorities. From time to time, we are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, the use of hazardous materials, personal injury claims, environmental matters, shareholder-derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, accidents, employee benefits and plans, including plan administration, and improper payments, as well as matters relating to our acquisition of assets or companies and other matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or any other matters will be favorable to us. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. Although we believe that we have meritorious defenses to the claims made in the litigation matters in which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these investigations, claims, disputes, enforcement actions, litigation and other legal proceedings could have an adverse impact on our business, financial condition and results of operations. From time to time, the Company may deem it appropriate to take legal action (or threaten to take such action) against a customer, supplier, former employee, subcontractor or other industry participant to protect its contractual and other legal rights. The outcome of such litigation is inherently uncertain, often costly and could adversely impact the Company’s commercial relationships and reputation.
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
Our international business exposes us to additional risks, including risks related to geopolitical conflicts, including the war in Israel, and economic factors, laws and regulations.
For the years ended December 31, 2023, 2022, and 2021, approximately 10%, 7% and 5%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow.

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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of R&D, operations, security, marketing, sales, customer experience, general and administrative functions, and on individual contributors in our R&D and operations. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our chief executive officer, or key employees could impair our ability to identify and secure new contracts, disrupt customer relations, and cause us to be in breach of contracts that require us to maintain key personnel or otherwise harm our business. Further, leadership changes have occurred and will continue to occur from time to time and we cannot predict whether significant resignations will occur or whether we will effectively manage leadership transitions. We may face risks related to transitions in both our leadership team and that of Leonardo S.p.A.’s. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
There is a high demand for qualified technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense, and there is a limited number of persons with knowledge of and experience in this industry. Additionally, some of our businesses are located in regions where competition for personnel is particularly intense. The rate of turnover for our technical personnel may increase in the future. Our ability to hire personnel in specific sectors may also be limited by non-disclosure or non-solicit agreements that we have entered into. An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.
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
Our business could be harmed in the event of difficulties with our unionized workforce, including the effects of a prolonged work stoppage.
As of December 31, 2023, approximately 470 (or 7%) of our employees were covered by collective bargaining agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. If we experience difficulties with renewals and negotiations of existing collective agreements or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages, slow-downs or other labor-related disruptions. Any such expenses or delays could adversely affect our programs served by employees who are covered by such agreements or representation.
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
We have unfunded obligations under our pension, postretirement and supplemental retirement plans, see Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements. The process of determining the funded status of these plans and our pension plan expense or income involves significant judgment, particularly with respect to our long-term return on pension assets and discount-rate assumptions. If our discount-rate assumption or long-term return on assets (“ROA”) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would be impacted.

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
As of December 31, 2023 and 2022, we had goodwill and other intangible assets, net of accumulated amortization, of $1,389 and $1,408 million, respectively, which represented 35% and 38%, respectively, of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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
Finally, we may be required to obtain various government approvals and/or the consent of US Holding in order to pursue certain material transactions and there is no guarantee that their consent will be granted See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.”
Pandemics, epidemics, disease outbreaks and health emergencies, such as the COVID-19 pandemic, have had, and future public health crises could have, an adverse impact on our business, financial condition and results of operations.
The Company faces risks related to pandemics, health epidemics and other outbreaks of communicable disease which could significantly disrupt operations, and may materially and adversely affects our business, financial conditions and results of operations.
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
On September 9, 2021, President Biden released an executive order (“EO”) that required all employees of federal contractors to be vaccinated. On October 19, 2022, the Office of Management and Budget (“OMB”) and the Safer Federal Workforce Task Force issued guidance confirming that the U.S government would not take action to enforce the EO. In January 2023, the U.S. government announced its intention to end the public health (and national) emergency declarations as of May 2023. However, there can be no assurances that the federal government will not seek to enforce the requirements of the EO or subsequently issue a similar EO in response to COVID-19 or a future pandemic.
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
Our operations and the operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures and other natural and man-made disasters or disruptions. We have significant business operations located in areas that are subject to these risks, for example our facilities in California, Florida and Texas. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work, destruction of facilities, and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse impact on our business, financial condition and results of operations.
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
We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the conflict in Ukraine, the U.S. military withdrawal from Afghanistan, new or increased tariffs or sanctions and potential trade wars have created and continue to create economic and political uncertainties and impacts that could have a material adverse impact on our business, financial condition and results of operations. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. Such instability and any resulting changes in laws, regulations or security risks may dramatically affect our ability to conduct or continue to conduct business in the impacted international markets. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our credit facilities or in the debt capital markets, future issuances of common stock or other equity securities or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages to increase in cost, or in some cases, to be unavailable altogether.
Risks Relating to Our Ownership and Status under the Proxy Agreement
We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, ultimately owns the entire share capital of our immediate majority stockholder US Holding which, in turn owns approximately 72% our outstanding common stock. As a result, we are deemed to be controlled by a foreign company and to be under FOCI, as defined in the NISPOM, which establishes procedures and requirements for government contractors, such as our company, with regard to classified information. See “—Risks Relating to Our Business—We are subject to the U.S. government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.” Furthermore, the combination of the Italian state beneficially owning approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.), and the governance of Leonardo S.p.A. itself, has led DRS to be deemed to be controlled by a foreign government by certain U.S. regulatory authorities. In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement. We have therefore entered into a proxy agreement with the DoD. Among other things, the proxy agreement:
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
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with the U.S. Navy and U.S. Army. See “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deterioration in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.” Therefore, if we fail to comply with the terms of the proxy agreement and the DoD imposes any of the above remedies, this could have a material adverse impact on our business, financial condition and results of operations. See “—Risks Relating to Our Status under the Proxy Agreement—Our ultimate majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.
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
The proxy agreement provides that the proxy holders may vote for or consent to in, their sole and absolute discretion, without consultation with US Holding or Leonardo S.p.A., the election of additional directors who are not proxy holders (and who are selected from candidates proposed by US Holding after reasonable consultation with our nominating and corporate governance committee, and subject to DCSA’s approval in certain circumstances), any changes or amendments to our certificate of incorporation or bylaws, the sale or disposal of our property, assets or business, our incurrence of debt or any pledge, mortgage or encumbrance of any of our assets, or any other matter affecting us, other than as described below.
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
•any merger, consolidation, reorganization or dissolution of us or any of our subsidiaries except as permitted above and excluding transactions solely among our wholly owned subsidiaries; and
•the filing or making of any petition by us or our subsidiaries under the federal bankruptcy laws or any similar law or statute of any state or any foreign country.
In addition, the proxy holders may only vote to declare or suspend dividends after prior consultation with US Holding.
At all times subject to the proxy agreement, on November 28, 2022, the Company entered into the Registration Rights Agreement as well as the Cooperation Agreement with Leonardo S.p.A and US Holding. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliates with customary demand, shelf and piggy-back registration rights to facilitate a public offering of our common stock held by US Holding. The Registration Rights Agreement was exercised in November 2023 and may be exercised in the future. The requirements of the Registration Rights Agreement may burden management attention and resources. The Cooperation Agreement, among other things, provides (a) Leonardo S.p.A. with certain consent, access and cooperation rights, (b) US Holding with certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor, and (c) neither US Holding nor Leonardo S.p.A. with the ability to transfer any Company voting securities for a period of six months following the merger with RADA, except in connection with a change in control of the Company or for transfers to affiliates.
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
Under our existing AOP services agreements, we continue to provide Leonardo S.p.A. and its affiliates with services in support of its U.S. operations (aside from us), including services related to tax,

financial and accounting support, legal support, trade compliance, marketing and, communications on an arm’s-length basis. Under the tax allocation agreement, we are responsible for administering certain U.S. federal and state tax matters on behalf of Leonardo S.p.A. and its subsidiaries (including US Holding). The provision of such services may divert human and financial resources from focus on our business, and may expose us to additional risks and liabilities. Under our existing AOP services agreements, Leonardo S.p.A. and its affiliates continue to provide us with services, including services related to group training support. If Leonardo S.p.A. or its affiliates cease providing these services to us, either as a result of the termination of the relevant agreements or individual services thereunder or a failure by Leonardo S.p.A. or its affiliates to perform their respective obligations under these agreements, our costs of procuring these services or comparable replacement services may increase. In such event, we will work to replicate or replace these services; however, we cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a defense contractor developing advanced technologies, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly capable adversaries, including nation state actors that target the defense industrial base and other critical infrastructure sectors. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations.
We recognize that cybersecurity is critical to the success of our business. We regularly contract with the U.S. government on programs classified for national security purposes. To adequately safeguard classified and controlled unclassified information, our Cybersecurity Program operates across the enterprise, strongly supported and overseen by our management and the Board. Employees are regularly trained on potential cyber threats and are expected to maintain a high level of cybersecurity awareness.
Cybersecurity Risk Management and Strategy
Our Cybersecurity Program
Our Cybersecurity Program includes the following four core components: Cyber Operations; Cyber and Information Technology Governance and Compliance; Classified Information Systems; and Cyber/Supplier Risk Management.
•The Cyber Operations team is responsible for maintaining prevention, detection, and response capabilities in a defense-in-depth infrastructure. The prevention, detection, and response capabilities leverage various tools and services. The Cyber Operations team is engaged to provide timely incident response and works to minimize adverse impacts to our operations.
•The Cyber and Information Technology Governance and Compliance team works to align the Company’s cyber approach to requirements such as NIST 800-171, CMMC, and other information technology general controls. The Cyber and Information Technology Governance team develops Company policies designed to reduce, manage, and mitigate cyber risks.
•The Classified Information team maintains the Company’s classified information systems and works closely with the Company’s Industrial Security team to help the Company meet the requirements laid out by the DoD for classified systems.

•The Cyber/Supplier Risk Management team collaborates with the Company’s supply chain function to identify and work with critical suppliers to reduce cyber risk and minimize or eliminate collateral impacts.
As a defense contractor, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoD. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoD requirements, instructions and guidance.
We also participate and support multiple threat-sharing communities including the National Defense Information Sharing and Assessment Center, the defense industrial base Cybersecurity Program, and the National Defense Cyber Alliance. Participating these communities allows us to collaborate with our Defense Industrial Base sector peers, government agencies, information sharing and analysis centers, and cybersecurity associations. The Cybersecurity Program staff also maintains regular contact with the Federal Bureau of Investigation for sharing of threat information.
Third parties play a key role in support of our Cybersecurity Program. The Chief Information Security Officer coordinates third-party assessments with the Company’s Internal Audit team. Third parties are regularly engaged to assess our security controls and incident response capabilities. We invest in tools to assess our external vulnerabilities and perform penetration testing regularly.
Third-party assessment findings are logged in our internal audit system and tracked until mitigated and/or remediated. These assessments are documented and reviewed with the Company’s Chief Executive Officer and Chairman, Chief Operating Officer, Chief Information Officer, General Counsel, as well as the Government Security Committee (“GSC”) of the Board. Both the Internal Audit team and the Chief Information Security Officer are responsible for reporting any material assessment findings to their respective Board committees.
Governance
Our Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer, regularly briefs our Board through the GSC depending on the nature and severity of the business impact. The Chief Information Security Officer also provides the GSC with an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. The Audit Committee maintains oversight of material risk mitigation recommendations identified by third-party assessors and receives reports as assessments occur. Cyber assessments are performed no less than annually. The full Board retains oversight of cybersecurity because of its importance and the heightened risk in the defense industry.
The Cyber Program is organized under our Chief Information Security Officer. The current Chief Information Security Officer has extensive information technology and program management experience and has served for over a decade in our corporate information security organization. He has a Masters in cybersecurity from Valparaiso University. Additionally, he has both Certified Information Systems Security Professional-Information Systems Security Management Professional (“CISSP-ISSMP”) and Certified Information Systems Auditor (“CISA”) certifications, and is also a recognized Information Technology Infrastructure Library (“ITIL”) expert. The Chief Information Security Officer reports to the Executive Vice President, General Counsel & Secretary with oversight by the Board of Directors. Over the course of the last decade, our management team has gained extensive experience investing in, providing oversight of, and setting the strategy for our cybersecurity program. Prior to joining DRS, our Chief Executive Officer oversaw the development of the DoD cybersecurity strategy while serving as Deputy Secretary of Defense from 2009 to 2011.
While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant program delays and reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties” in this Annual Report.
ITEM 2. PROPERTIES
We are headquartered in Arlington, Virginia. Our principal executive offices are leased under a lease agreement expiring March 31, 2027, with an option to extend for five years thereafter. We also lease or own space in 18 other states and the District of Columbia in the United States, one city in Canada and three cities in Israel. Regarding the three leases in Israel, one of the sites contains a land lease and a building which is owned (described further below) and the other two sites are under 10,000 square feet. Additionally, we own properties in three states in the United States and in one city in Canada as well as the aforementioned building in Israel. The owned building is situated on land leased from the Israeli Land Authority for a period of 49 years ending in 2034. We believe that our facilities are adequate for our intended use and sufficient for our immediate needs, including to meet any security certification requirements or requirements for locating facilities in certain locations. It is not certain whether we will negotiate new leases as existing leases expire or whether we will be able to negotiate new leases without substantial cost. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. The table below provides additional information about our significant leased and owned facilities and properties:

Location	Activities	Operating Segment	Approximate Square Footage	Owned / Leased
1 McDaniel Street, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	447,067	Owned
Good Hope Rd., Menomonee Falls, WI	Manufacturing, Engineering, Warehouse	Integrated Mission Systems	372,856	Leased
100 North Babcock Street, Melbourne, FL	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	336,287	Leased
6060 Highway, High Ridge, MO	Manufacturing, Engineering, Office	Integrated Mission Systems	183,600	Owned
4545 Innovation Way, Bridgeton, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	171,500	Leased

7200 Redstone Gateway, Huntsville, AL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	131,498	Leased
246 Airport Road, Johnstown, PA	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	129,716	Leased
500 Palladium Drive, Ottawa, ON, Canada	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	127,334	Leased
401 Flint Drive, Menomonee Falls, WI	Engineering, Office	Integrated Mission Systems	118,620	Leased
166 Boulder Drive, Building #2, Fitchburg, MA	Manufacturing, Warehouse	Integrated Mission Systems	114,454	Leased
6200 118th Avenue North, Largo, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	113,329	Owned
10600 Valley View Street, Cypress, CA	Engineering, Office	Advanced Sensing and Computing	91,506	Leased
13532 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	89,982	Leased
4910 Executive Court South, Frederick, MD	Manufacturing, Engineering, Office	Advanced Sensing and Computing	88,146	Leased
645 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	74,304	Owned
21 South Street, Danbury, CT	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	74,300	Owned
1200 Sherman Street, Dallas, TX	Engineering, Office	Advanced Sensing and Computing	73,646	Leased
1240 Seesetown Rd., Sidman, PA	Distribution, Warehouse	Advanced Sensing and Computing	72,450	Leased
16465 Via Esprillo, San Diego, CA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	67,762	Leased
7700 US Highway 1, Titusville, FL	Warehouse	Advanced Sensing and Computing	63,309	Leased
640 Lovejoy, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensing and Computing	60,465	Owned
13544 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	48,374	Leased
2345 Crystal Dr., Arlington, VA	Office	Corporate	46,184	Leased

Block 22844 Portions of Plots 90, 91, Beit She’an Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	42,610	Owned
20511 Seneca Meadows Parkway, Germantown, MD	Engineering, Office	Advanced Sensing and Computing	42,476	Leased
150 Bluewater Road, Bedford, NS, Canada	Manufacturing, Engineering, Office	Advanced Sensing and Computing	41,750	Owned
11 Durant Ave, Bethel, Ct	Distribution Warehouse	Integrated Mission Systems	37,840	Leased
825 Greenbrier Circle, Chesapeake, VA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	34,299	Leased
1021 Production Ct, Madison, AL	Distribution, Office	Advanced Sensing and Computing	33,000	Leased
1832 Wright Street, Madison, WI	Manufacturing, Engineering, Office	Advanced Sensing and Computing	32,319	Leased
651 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	31,783	Owned
1620 Old Airport Road, West Plains, MO	Distribution, Warehouse	Integrated Mission Systems	30,000	Owned
2601 Mission Point Blvd, Beavercreek, OH	Engineering, Office	Advanced Sensing and Computing	27,306	Leased
590 Territorial Drive, Bolingbrook, IL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	26,460	Leased
166 Boulder Drive, Fitchburg, MA	Engineering, Office	Integrated Mission Systems	22,000	Leased
640 Independence Blvd, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	22,000	Owned
26 Castilian Drive, Goleta, CA	Engineering, Office	Integrated Mission Systems	20,823	Leased
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
Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as “CERCLA” or the “Superfund law”) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, an entity which later became a subsidiary of the Company received a Section 104(e) Request for Information (“RFI”) from the National Park Service (“NPS”), pursuant to CERCLA, regarding the presence of radioactive material at a site within a national park, (“Orphan Mine”), which site was operated by an alleged predecessor to our subsidiary over 50 years ago. Following our subsidiary’s response to the RFI, the NPS directed it and another alleged former operator to perform an Engineering Evaluation and Cost Analysis (“EE/CA”) of a portion of the site. Our subsidiary made a good faith offer to conduct an alternative EE/CA work plan, but the NPS rejected this offer and opted to perform the EE/CA itself. The NPS previously posted its intention to open a formal public comment period regarding the EE/CA at the end of 2019. To our knowledge, the EE/CA has not been released and a public comment period has yet to be opened.
The Environmental Protection Agency (“EPA”) episodically updates its electronic databases concerning pending Superfund sites. As of June 2023, the entry in EPA’s Superfund database for this site states that this “[s]ite does not qualify for the NPL [National Priorities List] based on existing information. The EPA has determined that no further federal action (NFFA) will be taken at this site.” As a result, DRS has eliminated the Orphan Mine reserve as a liability is no longer probable or estimable. However, it remains possible that the NPS may seek to recover damages, including for remediation and/or loss of use of certain natural resources. We believe that we have legitimate defenses to our subsidiary’s potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter could change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties, whether the NPS seeks to recover additional damages, whether the NPS’s plans to investigate additional areas to identify a need for further remedial action for which the Company may be identified as a potentially responsible party, and other actions by governmental agencies or private parties.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
SUPPLEMENTARY ITEM— INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information concerning our executive officers, including the respective age of each individual, as of December 31, 2023. Biographies of each of our executive officers are also below.

Name	Age	Position
William J. Lynn III	69	Chief Executive Officer and Chairman
John A. Baylouny	62	Executive Vice President, Chief Operating Officer
Michael D. Dippold	43	Executive Vice President, Chief Financial Officer
Mark A. Dorfman	49	Executive Vice President, General Counsel & Secretary
Sally A. Wallace	57	Executive Vice President, Business Operations

William J. Lynn III
Mr. Lynn has been a director since 2012 and our Chief Executive Officer since January 2012. Mr. Lynn also serves as Chairman of our Board.
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

Dorfman oversees the Company's legal and regulatory affairs, including transactions, litigation, corporate governance, internal audit, contracts, insurance, intellectual property protection, and ethics and compliance programs (including environmental health and safety, international trade, and industrial and cybersecurity). Mr. Dorfman joined the Company in 2005 as corporate counsel and was promoted multiple times between 2006 and 2011 to his current executive leadership position. Prior to assuming the position of Executive Vice President, General Counsel and Secretary, Mr. Dorfman served as Senior Vice President, General Counsel and Secretary from December 2009 to February 2011; Vice President, Corporate Counsel from March 2006 to December 2009; and Corporate Counsel from September 2005 to March 2006.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is listed on the Nasdaq under the symbol “DRS.”
Dividends
We do not currently pay quarterly cash dividends. Such payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is American Stock Transfer LLC located at 6201 15th Avenue, Brooklyn, NY 11219. As of February 26, 2024, there were 49 registered holders of record of our common stock.
Common Stock Share Repurchase Program
We do not currently have a common stock share repurchase program.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, from November 29, 2022, the date our common stock began trading on Nasdaq, through December 31, 2023, to the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Standard & Poor’s Aerospace & Defense Select Industry Index (the “S&P A&D Select Industry Index”). For purposes of this comparison, we have assumed an initial investment of $100, that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the S&P A&D Select Industry Index have been weighted to reflect relative stock market capitalization.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

$200
$180
$160
$140
$120
$100
$80
11/29/22
12/31/22
12/31/23
Leonardo DRS
S&P 500 Index
S&P A&D Select Industry Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, which provides additional information on comparisons of the year ended December 31, 2022, to the year ended December 31, 2021.
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
Business Overview and Considerations
General
DRS is an innovative and agile provider of advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection, as well as electric power and propulsion. The strength of our market positioning in these technology areas have created a foundational and diverse base of programs across the U.S. Department of Defense (“DoD”). We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to address evolving and emerging threats. We view more advanced capabilities in sensing, computing, self-protection and power as necessary to enable these strategic priorities.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the years ended December 31, 2023 and 2022, accounted for approximately 80% and 84%, respectively, of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 31%, respectively, of our total revenues for the year ended December 31, 2023 and 32% and 37%, respectively, for the year ended December 31, 2022.
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
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.

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
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
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
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles, help protect personnel and defense assets from enemy combatants.
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
Part of this learning has resulted in institutionalizing our continuous improvement process through our Business Excellence initiative called Always Performing for Excellence (“APEX”) program. The APEX program’s goal is to strive for continuous improvement through unification of all of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
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
Global Events and Business Impacts
Global Conflicts
In February 2022, Russia escalated its war with Ukraine by invading and occupying parts of that country. Since that time, western powers, including the U.S., have pledged support with humanitarian and military aid. Some of that military aid pledged by the U.S. will result in increased efforts to replace equipment and consumables. We have received orders from the U.S. and allies to both provide equipment in support of this effort, and to replace equipment pledged. We expect that these orders will continue until that support is no longer needed and certain transferred equipment is replaced.
In October 2023, Hamas militants located in Gaza launched a terrorist attack on Israel. The ensuing and ongoing conflict has the potential to evolve quickly creating uncertainty in the broader Middle East region, along with the potential for disruptions to our Israeli operations in the region, including but not limited to workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 4% of our workforce as of December 31, 2023 residing in Israel. At this time, it is unclear whether supplemental funding for Israel will impact demand for DRS products.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 80%, 84% and 86% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the year ended December 31, 2023, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 31%, respectively, of our total revenues for the year ended December 31, 2023. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world.
In March 2023, the U.S. President’s fiscal year (“FY”) 2024 budget request was released and included $842 billion for national defense programs, which marks a 3% increase over prior year levels. Following that, the FY 2024 National Defense Authorization Act (“NDAA”) was passed by Congress late in 2023 and signed into law by the President in December 2023. The NDAA authorizes $842 billion in defense spending, including increases in procurement, research, development, testing and engineering, as well as military assistance to Ukraine.
To prevent a government shutdown at the end of fiscal year 2023, Congress passed three Continuing Resolutions (“CRs”) to fund the government. The President signed the most recent CR into law on January 19, 2024. The new measure creates extensions effective through March 1, 2024, for four appropriations bills and March 8, 2024, for the remaining eight appropriations bills, allowing lawmakers more time to potentially complete the fiscal year 2024 appropriations bills. In the event of a U.S. government shutdown or an extended period of CR, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including but not limited to program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. The significance of these impacts will primarily be based on the length of the CR or shutdown.

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
Under U.S. GAAP, contract costs, including allowable general and administrative expenses on certain government contracts, are charged to work in progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (“FAR”) and the defense supplement (“DFARS”), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.
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

Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and for the year ended December 31, 2022 compared to December 31, 2021. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Year Ended December 31,			2023 vs. 2022 Variance			2022 vs. 2021 Variance
(Dollars in millions, except per share amounts)	2023	2022	2021	$		%	$		%
Total revenues	$2,826	$2,693	$2,879	$133		4.9%	$(186)		(6.5)%
Total cost of revenues	(2,178)	(2,118)	(2,332)	(60)		2.8%	214		(9.2)%
Gross profit	$648	$575	$547	$73		12.7%	$28		5.1%
Gross margin	22.9%	21.4%	19.0%	150	bps		240	bps
General and administrative expenses	(384)	(357)	(293)	(27)		7.6%	(64)		21.8%
Amortization of intangibles	(22)	(10)	(9)	(12)		120.0%	(1)		11.1%
Other operating (expenses) income, net	(11)	353	(9)	(364)		(103.1)%	362		(4022.2)%
Operating earnings	$231	$561	$236	$(330)		(58.8)%	$325		137.7%
Interest expense	(36)	(34)	(35)	(2)		5.9%	1		(2.9)%
Other, net	(3)	(2)	(1)	(1)		50.0%	(1)		100.0%
Earnings before taxes	$192	$525	$200	$(333)		(63.4)%	$325		162.5%
Income tax provision	24	120	46	(96)		(80.0)%	74		160.9%
Net earnings	$168	$405	$154	$(237)		(58.5)%	$251		163.0%
Basic EPS(1)	$0.64	$1.88	$0.73	$(1.24)		(66.0)%	$1.15		157.5%
Diluted EPS(1)	$0.64	$1.88	$0.73	$(1.24)		(66.0)%	$1.15		157.5%
Backlog(2)	$7,751	$4,269	$2,861	$3,482		81.6%	$1,408		49.2%
Bookings(2)	$3,516	$3,156	$2,595	$360		11.4%	$561		21.6%
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
Year Ended December 31, 2023 Compared With Year Ended December 31, 2022
Our operating results for the year ended December 31, 2023, are highlighted by our record $7.8 billion of backlog showing the strong demand for our mission critical technologies and strong program performance, driving gross margin expansion despite the macro inflation and supply chain headwinds realized across the industry.
Revenue of $2,826 million for the year ended December 31, 2023 represented an increase of $133 million (4.9%) driven by increased demand across our program portfolio. Our gross profit of $648 million increased $73 million (12.7%) from the prior year results attributed to increased volume coupled with improved program mix and program performance driving an increase in gross margin of 150bps. Despite the gross margin increase as compared to the prior year, our operating earnings and net earnings declined $330 million (58.8%) and $237 million (58.5%) from the year ended December 31, 2022, respectively, attributed to the gain realized on the GES disposition in the prior year.
Our backlog of $7.8 billion at December 31, 2023 represents a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoD budget priorities. Our backlog position is highlighted by the recent awards received to support the electric power and propulsion system for the Columbia Class production program as well as continued

demand in our Force Protection, Network Computing and Advanced sensing programs. We believe the performance on these and other programs within our portfolio will support continued revenue growth while the transition from development efforts to production will continue our trend of earnings growth and margin expansion.
Revenue
For the year ended December 31, 2023, revenue increased by $133 million, or 4.9%, to $2,826 million from $2,693 million for year ended December 31, 2022. The revenue increase in 2023 was attributed to increased customer demand across our portfolio. The growth is highlighted by airborne and ground vehicle sensing programs within our ASC segment and our Columbia Class as well as other surface and subsurface naval power efforts within our IMS segment. The growth was partially offset by a decline in tactical computing and short-range air defense revenue contribution during the period.
Cost of Revenues
Cost of revenues increased $60 million, or 2.8%, from $2,118 million to $2,178 million for the year ended December 31, 2023, due to the 4.9% increase in revenue as described above. The increase was offset by improved program performance within our naval computing and power and propulsion programs as well as the impact of favorable program mix across the portfolio, including the high margin contribution generated from our tactical radar portfolio. Despite the improved program performance, however we did realize adjustments on cost at completion estimates which negatively impacted earnings with charges totaling 1% of revenue for the year ended December 31, 2023, consistent with the prior year (see Note 3: Revenue from Contracts with Customers for further detail).
Gross Profit
Gross profit increased $73 million, or 12.7%, from $575 million for the year ended December 31, 2022, to $648 million for the year ended December 31, 2023 attributed to increased volume, favorable program performance and program mix as noted above.
General and Administrative Expenses
General and administrative (“G&A”) expenses increased by $27 million, or 7.6%, from $357 million for the year ended December 31, 2022, to $384 million for the year ended December 31, 2023. The increase is largely attributed to increased public operating costs, enhanced internal research and development (IR&D) expenditures and the business structure of RADA as compared to GES. These costs were partially offset by a reduction in deal-related expenditures realized during the period.
Amortization of Intangibles
Amortization of intangibles for the year ended December 31, 2023, of $22 million increased $12 million as compared with the year ended December 31, 2022. This is attributed to the increased amortization generated from the RADA acquired intangible assets.
Other Operating (Expenses) Income, Net
Other operating (expenses) income, net decreased from an income of $353 million for the year ended December 31, 2022 to an expense of $11 million for the year ended December 31, 2023. The income realized for the year ended December 31, 2022 is attributed to the gain realized on the Global Enterprise Solutions (“GES”) and Advanced Acoustic Concepts, LLC (“AAC”) disposals of $354 million. The remainder of the decrease is attributed to certain restructuring efforts implemented across our operations to streamline efficiency.

Operating Earnings
Operating earnings decreased by $330 million, or 58.8%, to $231 million for the year ended December 31, 2023, from $561 million for the year ended December 31, 2022, driven by the gain on disposals of GES and AAC in the prior year offset by the impacts of gross profit, G&A expenditures and the amortization of intangible assets noted above.
Interest Expense
Interest expense increased by $2 million to $36 million for the year ended December 31, 2023, from $34 million for the year ended December 31, 2022. The increase is attributed to the impact of increased interest rates realized on our variable rate debt instruments during the period. See Note 13: Debt for further information regarding our debt.
Other, Net
Other, net increased to $3 million for the year ended December 31, 2023, from $2 million for the year ended December 31, 2022.
Earnings Before Taxes
Earnings before taxes decreased by $333 million to $192 million for the year ended December 31, 2023, from $525 million for the year ended December 31, 2022. This was primarily due to decreased operating earnings of $330 million, driven by the gain realized on our 2022 dispositions of GES and AAC, the increase of $2 million in interest expenditures and the increase in other, net costs of $1 million as described above.
Income Tax Provision
Income tax provision decreased by $96 million to $24 million for the year ended December 31, 2023, from $120 million for the year ended December 31, 2022. This was primarily due to a decrease in earnings before taxes and the favorable impact realized for R&D tax credits in the period. The R&D tax credits assisted in reducing our overall effective tax rate of 12.5% compared to 22.9% in 2022.
As of December 31, 2023 the Company had $22 million of Federal net operating loss carryforwards that can be utilized to reduce approximately $5 million of future tax liabilities prior to their expiration commencing in 2032.
Net Earnings
Net earnings decreased by $237 million to $168 million for the year ended December 31, 2023, when compared to the year ended December 31, 2022. This was driven by decreased earnings before taxes of $333 million offset by a decreased income tax provision of $96 million as described above.
Basic and Diluted EPS
As of December 31, 2023, there were 262,525,390 shares of common stock outstanding, increasing 2,291,357 shares from the December 31, 2022, shares outstanding of 260,234,033. The increased share count is attributed to equity vesting and stock option exercises. For the year ended December 31, 2023, the weighted average shares outstanding totaled 261,454,010 and 264,175,239 for basic and diluted shares, respectively. The weighted average basic and diluted share count increased 46,510,402 and 49,041,882 as compared to the prior year basic and diluted weighted average shares outstanding, respectively. The increase in weighted average shares outstanding is attributed to the timing of the incremental shares issued to consummate the RADA merger, see Note 2: Business Acquisition for further detail. The increased shares outstanding resulted in $0.64 for both basic and diluted EPS as compared to the prior year results of $1.88 for both basic and diluted EPS. The decrease in EPS is attributed to the net earnings decline described above as well as the increased weighted average shares outstanding.

Backlog
Backlog increased by $3,482 million, or 81.6%, from $4,269 million as of December 31, 2022, to $7,751 million as of December 31, 2023. The backlog increase was attributed to increased demand across both of our operating segments. The backlog increase is largely attributed to the receipt of multi-submarine contracts to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy resulting in an additional approximately $3 billion of unfunded backlog. In addition to the Columbia effort we also realized a funded backlog increase driven by our Airborne, Dismounted and Ground Vehicle sensing programs as well as Naval Computing programs within our ASC segment. Please see “—Review of Operating Segments” below for a more detailed analysis.
Bookings
For the year ended December 31, 2023, we generated bookings of $3,516 million, an 11.4% increase over the $3,156 million realized during the year ended December 31, 2022. The bookings increase is attributed to increased customer demand across both of our segments with our IMS and ASC segments realizing bookings growth of 2.4% and 16.8%, respectively. The bookings increase was most notable in our airborne and ground vehicle sensing programs as well as naval and ground tactical computing and network programs within our ASC segment. The growth in the IMS segment is attributed to our Columbia Class efforts. These increases were offset in part by lower new awards received on certain short-range air defense programs. Please see “—Review of Operating Segments” below for a more detailed analysis.
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

	Year Ended December 31,			2023 vs. 2022 Variance			2022 vs. 2021 Variance
(Dollars in millions, except per share amounts)	2023	2022	2021	$		%	$		%
Adjusted EBITDA(1)	$324	$318	$310	6		1.9%	$8		2.6%
Adjusted EBITDA margin(1)	11.5%	11.8%	10.8%	(30)	bps		100	bps
Adjusted Diluted EPS(1)(2)	$0.73	$0.83	$0.83	$(0.10)		(12.0)%	$—		—%
Free cash flow(1)	$159	$74	$122	$85		114.9%	$(48)		(39.3)%
______________
(1)Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including adjusted EBITDA, adjusted EBITDA margin, adjusted diluted EPS, and free cash flow as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.
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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal-related transaction costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue. Adjusted EBITDA and adjusted EBITDA margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and adjusted EBITDA margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and adjusted EBITDA margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our Board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of adjusted EBITDA to net earnings is provided below:

Adjusted EBITDA
Consolidated Entity Reconciliation of Adjusted EBITDA:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net earnings	$168	$405	$154
Income tax provision	24	120	46
Amortization of intangibles	22	10	9
Depreciation	63	55	49
Restructuring costs	11	3	5
Interest expense	36	34	35
Deal-related transaction costs	7	43	5
Other one-time non-operational events	(7)	2	7
Gain on sale of dispositions	—	(354)	—
Adjusted EBITDA	$324	$318	$310
Adjusted EBITDA margin	11.5%	11.8%	10.8%
Adjusted EBITDA increased $6 million, or 1.9%, from $318 million for the year ended December 31, 2022, to $324 million for the year ended December 31, 2023, primarily due to increased revenue volume, favorable program performance and contract mix, offset by increases in G&A expenditures resulting from increased public operating costs and IR&D expenditures.
Adjusted EBITDA Margin
Adjusted EBITDA margin decreased 30 bps from 11.8% for the year ended December 31, 2022, to 11.5% for year ended December 31, 2023. This was primarily due to the increase in G&A expenditures as noted above.
Adjusted Diluted EPS
We calculate adjusted diluted EPS by excluding deal-related transaction costs, amortization of acquired intangible assets, restructuring costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events offset by the tax effect of such adjustments, as well as gains (losses) on business disposals (net of tax) from our net earnings and dividing by the diluted weighted average number of shares outstanding to arrive at adjusted diluted EPS. We believe that adjusted diluted EPS allows investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business. Adjusted diluted EPS has limitations as an analytical tool and does not represent and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of adjusted diluted EPS to U.S. GAAP diluted EPS is shown below:
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Year Ended December 31,
(Dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net earnings	$168	$405	$154
Deal-related transaction costs	7	43	5
Amortization of intangibles	22	10	9
Restructuring costs	11	3	5
Other one-time non-operational events	(7)	2	7
Gain on sale of dispositions, net of taxes	—	(275)	—
Tax effect of adjustments	(7)	(9)	(6)
Adjusted net earnings	$194	$179	$174

Diluted weighted average number of shares outstanding	264	215	210
Diluted EPS(1)	$0.64	$1.88	$0.73
Adjusted diluted EPS(1)	$0.73	$0.83	$0.83
________________
(1)Gives effect to a 1,450,000-for-1 forward stock split on our common stock effected on February 25, 2021 and a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.
As of December 31, 2023, there were 262,525,390 shares of common stock outstanding, increasing 2,291,357 shares from the December 31, 2022, shares outstanding of 260,234,033. The increased share count is attributed to equity vesting and stock option exercises.
For the year ended December 31, 2023, the diluted weighted average shares outstanding totaled 264,175,239. The weighted average diluted share count increased 49,041,882 as compared to the prior year. The increase in weighted average shares outstanding is attributed to the timing of the incremental shares issued to consummate the transaction with RADA, see Note 2: Business Acquisition for further detail.
For the year ended December 31, 2023, adjusted diluted EPS totaled $0.73 per share, a decrease of $0.10 from the prior year. The decrease is attributed to the increase in diluted weighted average shares outstanding noted above, partially offset by the adjusted net earnings increase as shown in the table above.
Free Cash Flow
We define free cash flow as the sum of the cash flows provided by (used in) operating activities, the cash flows provided by (used in) investing activities pertaining to capital expenditures, proceeds generated from the sale of capital assets and dividends received from investments, less transaction-related expenditures (net of tax) and tax payments on disposals.
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net cash provided by operating activities	$205	$33	$178
Transaction-related expenditures, net of tax	13	25	4
Tax payments on disposals	—	78	—
Capital expenditures	(60)	(65)	(60)
Proceeds from sales of assets	1	—	—
Dividends from investments	—	3	—
Free cash flow	$159	$74	$122
Free cash flow increased by $85 million, or 114.9%, to $159 million for the year ended December 31, 2023, from $74 million for the year ended December 31, 2022. The increase in free cash flow is attributed to higher overall adjusted net earnings and reduced investments in inventory and contract assets as compared to the prior year.
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity with respect to our and third parties' information networks and related systems, artificial intelligence, connected communities and physical infrastructure (for example, the potential impacts for the Russia / Ukraine conflict and the Israel-Hamas war). Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Annual Report for further details on U.S. government spending’s impact on our business.
Operational Performance on Contracts
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures in Note 3: Revenue from Contracts with Customers to the Consolidated Financial Statements.
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
Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts on a routine basis. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the 2023, 2022 and 2021 periods, respectively:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue	$(23)	$(26)	$(34)
Total % of Revenue	1%	1%	1%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 10%, 7% and 5% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The increase is due in part to incremental demand resulting from higher defense spending within Eastern Europe, compounded by continued military aid programs in support of Ukraine in its conflict with Russia. These efforts are highlighted by demand for our battle management and C-UAS products. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the years ended December 31, 2023, 2022 and 2021.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA Electronic Industries Ltd. (“RADA”), a leading Israel-based provider of small-form tactical radar, to become a combined public company. At the time of the transaction, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. Immediately following the closing, the Company began trading on the Nasdaq Stock Exchange under the ticker “DRS.”
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
The total purchase consideration for RADA was $511 million and is comprised of Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisition for additional information regarding the transaction.
Dispositions
On March 21, 2022, the Company entered into a definitive agreement to sell its GES business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022 and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million, was included in other operating income (expenses), net partially reduced by aggregate transaction costs of $14 million included in general and administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. government and delivers satellite communications and security solutions to customers worldwide.
The Company recorded operating income for the GES business of $13 million and $29 million for the years ended December 31, 2022 and 2021, respectively.
On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in this joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes). The aggregate gain of $31 million is included in other operating income (expenses), net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at that time, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 93%, 91% and 87% of our total revenues for the periods ended December 31, 2023, 2022 and 2021, respectively. The remaining revenue is generated from service-related contracts. Additionally, 84%, 87% and 87% of our revenue generation for December 31, 2023, 2022 and 2021, respectively, is derived from firm-fixed priced contracts. For a firm-fixed price contract, customers agree to pay a fixed amount, negotiated in advance, for a specified scope of work. Revenue on fixed-price contracts is generally recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed that corresponds with and thereby best depicts the transfer of control to the customer.
Under flexibly priced contracts, which consists of 16%,13% and 13% of our total revenues for December 31, 2023, 2022 and 2021, respectively, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for flexibly priced contracts are generally recognized as services are performed and are contractually billable.
Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3: Revenue from Contracts with Customers in the Notes to our Consolidated Financial Statements.
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
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use revenue, adjusted EBITDA, adjusted EBITDA margin, bookings and backlog to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 19: Segment Information within the Consolidated Financial Statements.

	Year Ended December 31,			2023 vs. 2022 Variance			2022 vs. 2021 Variance
(Dollars in millions)	2023	2022	2021	$		%	$		%
Revenues:
ASC	$1,831	$1,733	$1,940	$98		5.7%	$(207)		(10.7)%
IMS	1,021	983	959	38		3.9%	24		2.5%
Corporate & Eliminations	(26)	(23)	(20)	(3)		13.0%	(3)		15.0%
Total revenues	$2,826	$2,693	$2,879	$133		4.9%	$(186)		(6.5)%
Adjusted EBITDA:
ASC	$215	$199	$220	$16		8.0%	$(21)		(9.5)%
IMS	109	119	90	(10)		(8.4)%	29		32.2%
Corporate & Eliminations	—	—	—	—		NM	—		NM
Total adjusted EBITDA	$324	$318	$310	$6		1.9%	$8		2.6%
Adjusted EBITDA margin:
ASC	11.7%	11.5%	11.3%	20	bps		20	bps
IMS	10.7%	12.1%	9.4%	(140)	bps		270	bps
Bookings:
ASC	$2,307	$1,975	$1,691	$332		16.8%	$284		16.8%
IMS	1,209	1,181	904	28		2.4%	277		30.6%
Total bookings	$3,516	$3,156	$2,595	$360		11.4%	$561		21.6%
Backlog:
ASC	$2,402	$1,868	$1,762	$534		28.6%	$106		6.0%
IMS	5,349	2,401	1,099	2,948		122.8%	1,302		118.5%
Total backlog	$7,751	$4,269	$2,861	$3,482		81.6%	$1,408		49.2%
______________
NM- percentage change not meaningful
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
ASC
Revenue
In total, ASC segment revenue increased $98 million, or 5.7%, from $1,733 million for the year ended December 31, 2022 to $1,831 million for the year ended December 31, 2023. The increase is primarily attributed to the increased demand realized throughout the segment. Major drivers include continued expansion of our airborne and ground vehicle sensing programs as well as incremental sales of tactical radar and tactical communication programs. The increased sales were partially offset by the divestiture of GES.
Adjusted EBITDA and Adjusted EBITDA Margin
ASC’s adjusted EBITDA increased by $16 million, or 8.0%, from $199 million for the year ended December 31, 2022 to $215 million for the year ended December 31, 2023. Adjusted EBITDA margin expanded slightly from 11.5% for the year ended December 31, 2022 to 11.7% for the year ended December 31, 2023.
The increase in adjusted EBITDA is driven by the increase in overall revenue contribution noted above as well as favorable contract mix, largely attributed to increased tactical radar sales as compared to the prior year. This was offset in part by increased G&A expenditures driven by allocated public company costs and increased IR&D investments during the period.

Bookings
ASC’s bookings increased by $332 million, or 16.8%, from $1,975 million for the year ended December 31, 2022 to $2,307 million for the year ended December 31, 2023. The increase in new awards is driven by our alignment of customer priorities to combat the emerging threats our service men and women face in today’s environment, driving a book to bill ratio of 1.3 to 1 for the year. The increase vs the prior year is highlighted by increased demand for our airborne, dismounted and ground vehicle sensing programs, new awards realized on our naval network and computing, IRCM and next generation tactical communications programs, as well as increase in bookings attributed to tactical radar demand. The combination of these awards more than offset a reduction in new awards for our tactical computing programs and the contribution of the GES awards realized in the prior year.
Backlog
ASC’s backlog increased by $534 million, or 28.6%, from $1,868 million for the year ended December 31, 2022 to $2,402 million for the year ended December 31, 2023. This was attributed to the increased demand and new awards realized (noted above) which were 1.3x that of the revenue generated during the period, driving an increase in the backlog position.
IMS
Revenue
IMS revenue increased by $38 million, or 3.9%, from $983 million for the year ended December 31, 2022 to $1,021 million for the year ended December 31, 2023. The increase is attributed primarily to our increased output within our electric power and propulsion programs with the Navy’s premier submarine initiative, the Columbia Class submarine. Additionally, our non-Columbia power demand also contributed to the revenue growth as compared to the prior year. The naval growth was offset by the timing of contract awards and revenue realized in our ground systems integration efforts within the segment.
Adjusted EBITDA and Adjusted EBITDA Margin
In total, IMS’s adjusted EBITDA decreased by $10 million, or 8.4%, from $119 million for the year ended December 31, 2022 to $109 million for the year ended December 31, 2023, despite the increased revenue output noted above. As a result, adjusted EBITDA margin decreased 140bps from 12.1% for the year ended December 31, 2022 to 10.7% for the year ended December 31, 2023. This decrease in adjusted EBITDA and margin decline is attributed to increased G&A expenditures including allocated public company costs, increased IR&D expenditures and extensive bid and proposal (B&P) efforts to secure the Columbia Class “Rest of Class” contract awards. These expenditures were partially offset by improved program performance and gross margin contribution within our Naval Power programs.
Bookings
Bookings for the year ended December 31, 2023 were $1,209 million, an increase of $28 million as compared to the year ended December 31, 2022, driving a book to bill ratio of 1.2 to 1. The new awards are highlighted by the receipt of awards totaling approximately $490 million for new Columbia Class funding, approximately $300 million of additional naval power awards outside of the Columbia Class programs and over $170 million of short-range air defense and C-UAS programs during the period.
Backlog
Backlog increased by $2,948 million, or 122.8%, to $5,349 million for the year ended December 31, 2023 from $2,401 million for the year ended December 31, 2022. The backlog increase is largely attributed to the approximately $3 billion of unfunded backlog realized on the Columbia Class efforts, driven primarily by the multi-ship “Rest of Class” contract awards.

Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2023. This data should be read in conjunction with our audited Consolidated Financial Statements and related notes included elsewhere in this document. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	2023				2022
(Dollars in millions)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total revenues	$926	$703	$628	$569	$820	$634	$627	$612
Interest expense	9	10	9	8	7	9	10	8
Net earnings	74	47	35	12	65	279	25	36
Adjusted EBITDA(1)	131	82	62	49	120	58	67	73
Free cash flow(1)	$494	$21	$(10)	$(346)	$336	$2	$4	$(268)
_______________
(1)Adjusted EBITDA and free cash flow are non-GAAP measures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures—Non-GAAP Financial Measures” above for definitions of these measures and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 13: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of December 31, 2023 was $467 million compared to $306 million as of December 31, 2022.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Net cash provided by operating activities	$205	$33	$178
Net cash (used in) provided by investing activities	(59)	436	39
Net cash provided by (used in) financing activities	15	(403)	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	$161	$66	$179
Free cash flow(1)	$159	$74	$122
________________
(1)Free cash flow is a Non-GAAP measure. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Operating Measures” above for definition and reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
Operating Activities
We generated cash from operating activities of $205 million for the year ended December 31, 2023, as compared to $33 million for the year ended December 31, 2022. The increase in cash from operating activities is attributed to lower cash outlays for working capital during the current year. Additionally, the prior year cash from operating activities included tax payments generated from dispositions of GES and AAC of $78 million.
In total our changes in our assets and liabilities absorbed $14 million of cash for the year ended December 31, 2023, compared to $82 million for the year ended December 31, 2022. The growth in net assets is primarily attributed to investments in contract assets and inventory as of December 31, 2023, which resulted in a $36 million and $10 million use of cash during the period, respectively. Additionally accounts payable contributed to a use of cash of $59 million during the period. Offsetting this working capital growth was an increase in contract liabilities of $102 million generated primarily from advances from customers within our IMS segment.
Investing Activities
Investing activities used $59 million of cash during the year ended December 31, 2023 as compared to $436 million generated during the year ended December 31, 2022. The $495 million decrease is attributed to the gross proceeds generated from the disposition of the GES and AAC assets during the prior year.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2023 was $15 million compared to cash used in financing activities for the year ended December 31, 2022 of $403 million. Cash used in financing activities in the prior year consisted primarily of a special dividend of $396 million issued subsequent to the disposition of the GES and AAC assets. The financing cash inflow in the current period is primarily attributed to the exercise of stock options during the year.
Free Cash Flow
Free cash flow increased by $85 million, or 114.9%, to $159 million for the year ended December 31, 2023, as compared to $74 million for the year ended December 31, 2022. This was primarily due to a reduction in working capital investments, coupled with an increase in customer advance payments during the period. See operating activities discussion above for further detail.

Material Cash Requirements
As of December 31, 2023, our material cash requirements were as follows:

(Dollars in millions)	Total	Due Within 1 Year
Loans from banks(1)	267	26
Operating leases	97	25
Finance leases and other(2)	228	21
Post-retirement obligations(3)	136	14
Purchase commitments(4)	1,276	885
Total	$2,004	$971
________________
(1)Includes scheduled interest payments.
(2)Finance leases and other includes a build-to-suit, failed sale leaseback asset obligation of $47 million as of December 31, 2023. See Note 13: Debt of our Notes to Consolidated Financial Statements.
(3)Post-retirement obligations include those amounts we expect to pay out in benefit payments and are further explained in Note 14: Pension and Other Postretirement Benefits of our Notes to Consolidated Financial Statements.
(4)Purchase commitments include open purchase orders with vendors for which the Company is contractually obligated.
Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we had no significant off-balance sheet arrangements.
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
We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Revenue Recognition and Contract Estimates
•Reviews for Impairment of Goodwill
•Pension Assumptions
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
Revenue and cost estimates for substantially all over time contract performance obligations are reviewed and updated quarterly. Contract estimates are based on various assumptions to project the outcome of future events that can span multiple years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors and the availability and timing of funding from the customer. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate impact of adjustments in contract estimates that negatively impacted our revenue and profit totals are $23 million, $26 million, and $34 million for 2023, 2022, and 2021, respectively. The changes in estimates are primarily attributed to changes in our firm-fixed-priced development type programs. As changes happen in the design to meet required specifications, those changes often result in changes to the overall profitability of the programs. Our contract reviews are conducted at least quarterly in which we incorporate our best estimate to complete the program known at that point in time.
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
Historically, we assessed the recoverability of our goodwill as the last day of our fourth quarter. In 2023, we changed the date of our annual goodwill impairment assessment to the first day of our fourth quarter to better align with our strategic business planning process and allow for operational expediency. The Company believes this change does not represent a material change to a method of applying an accounting principle. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with our internal budgeting process and did not delay, accelerate or avoid an impairment of our goodwill.
As of October 1, 2023 and December 31, 2022, we performed our annual goodwill impairment testing on each of our reporting units noting no impairments. As a result, no impairments to goodwill were recorded.
Pension Assumptions
Our defined benefit pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumptions include interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. The expected long-term rate of return is based on the market expectations at the beginning of the period for returns over the entire life of the related obligation. These retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and other post-retirement benefit cost could increase or decrease. For further discussion about our retirement plan assumptions, see Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements.
Business Combinations
We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed, including intangible assets specific to technology and contract asset intangibles, requires management to make significant judgments about expected future cash flows, weighted average cost of capital, discount rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, we may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
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
As of December 31, 2023 and 2022, we had gross deferred tax assets of $258 million and $208 million, respectively, and deferred tax asset valuation allowances of $21 million and $17 million, respectively. The deferred tax assets principally relate to capitalized R&D, benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets as of December 31, 2023 and 2022 include $11 million and $18 million, respectively, related to tax benefit carryforwards associated with net operating losses. The increase in the deferred tax asset as compared to the prior year is primarily attributed to the capitalization of R&D expenditures pursuant to Section 174 of the Tax Code. This section was a part of the Tax Cuts and Jobs Act of 2017 and became effective for tax years beginning in 2022.
Accounting Standards Updates (ASU)
See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding accounting standards we adopted in 2023 and other new accounting standards that have been issued by the Financial Accounting Standards Board but are not effective until after December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $214 million, and our revolving credit facilities, which had no amounts outstanding as of December 31, 2023. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of December 31, 2023, would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at December 31, 2023. See Note 13: Debt for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $31 million as of December 31, 2023. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
Inflation Risk
We have experienced inflationary pressures to our supply chain costs, including those associated with micro-electronics, commodities (e.g., metals), and others. These costs have impacted our profitability. Bids for longer-term firm-fixed price contracts typically include assumptions for labor and other cost escalations in amounts that have been sufficient to cover cost increases over the period of performance. However, these costs could rise further and may not be mitigated. As a result, they could affect our financial results negatively in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leonardo DRS, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Estimates to complete for certain long-term contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, revenues for the majority of contracts are recognized over time using the percentage of completion cost-to-cost method of accounting. Under this method, the costs incurred represent an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers. Due to the long-term nature of many contracts, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change. When adjustments in estimated total costs at completion are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods.
Auditing the Company’s estimated costs at completion for certain long-term contracts that recognize revenue over time using the cost-to-cost method of accounting was challenging and complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of these long-term contracts. The estimated costs at completion for these long-term contracts consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully complete the various aspects of the contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the Company’s revenue recognition process, including controls over management’s review of the estimated costs at completion for the certain long-term contracts and related key assumptions. We also tested certain internal controls that management executes to validate the data used in the estimated costs at completion was complete and accurate.
To test the accuracy of the Company’s estimated costs at completion for these long-term contracts, our audit procedures included, among other things, obtaining an understanding of the contract, evaluating the key assumptions used by management to determine such estimates. Our audit procedures also included, among others, evaluating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in estimated costs at completion from the prior period. We also performed sensitivity analyses over the significant assumptions to evaluate the change in the profit margins resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Tysons, Virginia
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Leonardo DRS, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows of Leonardo DRS, Inc. and subsidiaries (the Company) for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
McLean, Virginia
March 28, 2022, except for notes 1A, 1T, 3, 9, 17, and 19, as to which the date is August 2, 2022, and notes 1Q and 16, as to which the date is March 27, 2023

SUPPLEMENTARY DATAINDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Ernst & Young LLP, Tysons, Virginia, PCAOB ID No. 42
KPMG LLP, McLean, VA, PCAOB ID No. 185

LEONARDO DRS, INC.
Consolidated Statements of Earnings

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2023	2022	2021
Revenues:
Products	$2,631	$2,443	$2,505
Services	195	250	374
Total revenues	2,826	2,693	2,879
Cost of revenues:
Products	(2,044)	(1,928)	(2,067)
Services	(134)	(190)	(265)
Total cost of revenues	(2,178)	(2,118)	(2,332)
Gross profit	648	575	547
General and administrative expenses	(384)	(357)	(293)
Amortization of intangibles	(22)	(10)	(9)
Other operating (expenses) income, net	(11)	353	(9)
Operating earnings	231	561	236
Interest expense	(36)	(34)	(35)
Other, net	(3)	(2)	(1)
Earnings before taxes	192	525	200
Income tax provision	24	120	46
Net earnings	$168	$405	$154

Net earnings per share from common stock:
Basic earnings per share	$0.64	$1.88	$0.73
Diluted earnings per share	$0.64	$1.88	$0.73
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net earnings	$168	$405	$154
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	1	(2)	2
Pension and other postretirement benefit plan adjustments, net of income taxes	1	11	10
Other comprehensive income, net of income taxes	2	9	12
Total comprehensive income	$170	$414	$166
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$467	$306
Accounts receivable, net	151	166
Contract assets	908	872
Inventories	329	319
Prepaid expenses	21	20
Other current assets	42	24
Total current assets	1,918	1,707
Noncurrent assets:
Property, plant and equipment, net	402	404
Intangible assets, net	151	172
Goodwill	1,238	1,236
Deferred tax assets	123	66
Other noncurrent assets	89	92
Total noncurrent assets	2,003	1,970
Total assets	$3,921	$3,677
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$57	$29
Accounts payable	398	457
Contract liabilities	335	233
Other current liabilities	288	323
Total current liabilities	1,078	1,042
Noncurrent liabilities:
Long-term debt	349	365
Pension and other postretirement benefit plan liabilities	36	45
Deferred tax liabilities	4	—
Other noncurrent liabilities	129	98
Total noncurrent liabilities	518	508
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 262,525,390 and 260,234,033 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	5,175	5,147
Accumulated deficit	(2,806)	(2,974)
Accumulated other comprehensive loss	(47)	(49)
Total shareholders' equity	2,325	2,127
Total liabilities and shareholders' equity	$3,921	$3,677
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating activities
Net earnings	$168	$405	$154
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85	65	58
Deferred income taxes	(52)	(6)	31
Gain from sale of business	—	(354)	—
Share-based compensation expense	17	5	—
Other	1	—	—
Changes in assets and liabilities:
Accounts receivable	15	(1)	(54)
Contract assets	(36)	(134)	(71)
Inventories	(10)	(33)	42
Prepaid expenses	(1)	(1)	10
Other current assets	(18)	3	12
Other noncurrent assets	19	24	19
Defined benefit obligations	(8)	(4)	(13)
Other current liabilities	(26)	14	28
Other noncurrent liabilities	8	(8)	(36)
Accounts payable	(59)	(14)	1
Contract liabilities	102	72	(3)
Net cash provided by operating activities	205	33	178
Investing activities
Capital expenditures	(60)	(65)	(60)
Business acquisitions, net of cash acquired	—	19	(14)
Proceeds from sales of assets	1	—	—
Proceeds from sales of businesses	—	482	—
Net repayments received on related party note receivable	—	—	115
Cost method investment	—	—	(2)
Net cash (used in) provided by investing activities	(59)	436	39
Financing activities
Net increase (decrease) in third party borrowings (maturities of 90 days or less)	20	(8)	(18)
Repayment of third party debt	(727)	—	—
Borrowings of third party debt	715	223	—
Repayment of related party debt	—	(992)	(950)
Borrowings from related parties	—	775	930
Dividend to US Holding	—	(396)	—
Dividend from investment	—	3	—
Proceeds from stock issuance	12	—	—
Cash outlay to reacquire equity instruments	(1)	—	—
Other	(4)	(8)	—
Net cash provided by (used in) financing activities	15	(403)	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	161	66	179
Cash and cash equivalents at beginning of year	306	240	61
Cash and cash equivalents at end of year	$467	$306	$240
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2020	$2	$4,632	$(70)	$(3,137)	$1,427
Total comprehensive income	—	—	12	154	166
Balance as of December 31, 2021	2	4,632	(58)	(2,983)	1,593
Total comprehensive income	—	—	9	405	414
Share-based compensation expense	—	5	—	—	5
Issuance of stock in business combination	1	510	—	—	511
Dividend to US Holding	—	—	—	(396)	(396)
Balance as of December 31, 2022	3	5,147	(49)	(2,974)	2,127
Total comprehensive income	—	—	2	168	170
Share-based compensation activity	—	28	—	—	28
Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
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
These capabilities directly align with our two reportable segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (“DoD”) is our largest customer and accounts for approximately 80% and 84% of our total revenues as an end-user for the years ended December 31, 2023 and 2022, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 20% and 16% of our total revenues for the years ended December 31, 2023 and 2022, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing
The Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our leading sensing capabilities span applications including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance, precision, clarity, definition, spectral depth and effectiveness. Furthermore, we seek to leverage our multi-decade experience to optimize size, weight, power and cost tailored to our customers’ specific mission requirements, including in space-based applications for earth surveillance and missile tracking.
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
See Note 19: Segment Information for further information regarding our business segments.
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
C.Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of reported amounts of goodwill and intangible assets, valuation of acquired intangibles, accounting for business combinations, valuation of pensions and other postretirement benefits, the valuation of deferred tax assets and liabilities and the valuation of unrecognized tax benefits. Actual results could differ from these estimates.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D.Revenue Recognition
Our revenues consist of sales of products (tangible goods) and sales of services to customers. We recognize the majority of our revenue from contracts with customers using an over time, percentage of completion, cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the "cost-to-cost method"). On certain other contracts, primarily time-and-material (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customers based on control transferred to the customer. See Note 3: Revenue from Contracts with Customers for additional information regarding revenue recognition.
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
F.Costs to Fulfill a Contract
Costs to fulfill a contract that are incremental direct costs incurred to fulfill a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract were $52 million and $34 million at December 31, 2023 and 2022, respectively.
G.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related customer contract. R&D costs are expensed as incurred. Company-funded R&D charged to general and administrative expenses totaled $82 million, $58 million, and $48 million in 2023, 2022 and 2021, respectively.
H.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in 2023, 2022 and 2021 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of other comprehensive income.
I.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits with banks or other short-term, highly liquid investments with original maturities of three months or less.
J.Accounts Receivable
Accounts receivable consist of amounts currently due from customers. We maintain an allowance recorded in the allowance for credit losses account that is estimated and recorded utilizing relevant information about past events, including historical experience, current conditions and a reasonable and supportable forecast that affects the collectability of the related financial asset. See Note 4: Accounts Receivable for additional information regarding accounts receivable.
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
M.Goodwill
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had six and seven reporting units at December 31, 2023 and 2022, respectively.
Historically, we assessed the recoverability of our goodwill as the last day of our fourth quarter. In 2023, we changed the date of our annual goodwill impairment assessment to the first day of our fourth quarter to better align with our strategic business planning process and allow for operational expediency. The Company believes this change does not represent a material change to a method of applying an accounting principle. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with our internal budgeting process and did not delay, accelerate or avoid an impairment of our goodwill.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the optional qualitative assessment is performed (Step 0) and the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an additional quantitative fair value test (Step 1) is performed. When performing the Step 1 goodwill impairment test, we compare the fair values of each of our reporting units to their respective carrying values. In order to compute the fair value of our reporting units, we primarily use the income approach based on the discounted cash flows that each reporting unit expects to generate in the future, consistent with our operating plans. Determining the fair value of our reporting units requires significant judgments, including the timing and amount of future cash flows, long-term growth rates, determination of the weighted average cost of capital and terminal value assumptions. If, based on the quantitative fair value test, the Company concludes that the carrying value of the reporting unit exceeds its fair value, the Company will recognize a goodwill impairment loss in an amount equal to that excess. The Company completed impairment tests as of October 1, 2023 and December 31, 2022 and 2021 and no adjustment to the carrying value of goodwill was deemed to be necessary. See Note 9: Goodwill for additional information regarding goodwill.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P.Income Taxes
Beginning October 4, 2022, DRS began filing a consolidated return with only DRS and subsidiaries for federal and state purposes. Prior to October 4, 2022, DRS was included in the U.S. federal and state tax returns of US Holding. DRS and US Holding had entered into a Tax Allocation Agreement (“Tax Allocation Agreement”), dated as of November 16, 2020, with members of an affiliated group, as defined in Section 1504(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provided for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2008 and each subsequent year in which the parties are members of a group (whether federal or state). The agreement also provided for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the agreement, the parties agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended December 31, 2008) as if the agreement was then in effect. Although DRS will file its federal consolidated return outside of US Holding post October 3, 2022, the Tax Allocation Agreement will remain in effect for all historic unaudited periods (federal or state) and all applicable prospective periods where the expanded affiliated relationship may warrant it.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
likely of being realized upon ultimate settlement. These unrecognized tax benefits are recorded as a component of income tax expense. Interest and penalties related to unrecognized tax benefits are not material.
The implementation of a modified territorial tax system by the Tax Cuts and Jobs Act of 2017 (“TCJA”) subjects us to tax on our Global Intangible Low-Taxed Income (“GILTI”) starting with fiscal 2019. The FASB has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes. The Company has elected to use the period cost method.
See Note 12: Income Taxes for additional information regarding income taxes.
Q.Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards, only in periods in which such effect would have been dilutive for the period. In February 2021, the Company completed a forward stock split of 1,450,000-for-1 share of common stock. Additionally, on November 23, 2022, the Company completed a forward stock split of 1.451345331-for-1 share of common stock. The consolidated financial statements were retroactively adjusted as necessary to reflect the November 23, 2022 forward stock split for all periods presented. In addition, 49,742,187 shares of common stock were issued in connection with the RADA merger on November 28, 2022.
There were 145 million and 210 million basic and diluted common shares outstanding before and after the November 23, 2022 forward stock split, respectively, for all periods presented.
See Note 16: Earnings Per Share for additional information regarding earnings per share.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements. See Note 13: Debt for further information regarding debt.
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheets at carrying value as of December 31, 2023 and 2022.
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
On November 28, 2022, the Company announced the successful completion of the all-stock merger between Leonardo DRS and RADA Electronic Industries Ltd. (“RADA”), a leading Israel-based provider of small-form tactical radar, to become a combined public company. At the time of the transaction, RADA shareholders retained approximately 19% ownership in the combined Company with Leonardo DRS’s parent company, Leonardo S.p.A., (MIL: LDO), owning the remaining 81%. The acquisition of RADA has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company as the accounting acquirer, which requires the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The acquisition was completed on November 28, 2022, when each issued and outstanding ordinary share of RADA was converted and exchanged for one share of common stock of the Company.
The total purchase consideration for RADA was $511 million and is comprised of Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisition for additional information regarding the transaction.
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Consolidated Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period. The Company sold its interest in its only investment accounted for under the equity method, Advanced Acoustic Concepts, LLC, on July 8, 2022. Our share of net earnings related to our equity method investments was $1 million and $2 million for the years ended December 31, 2022 and 2021, respectively, which was included in our Advanced Sensing and Computing business segment operating profit.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company’s cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investment in VIEs as of December 31, 2023 or 2022.
Divestitures
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for a selling price of $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022, and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million was included in other operating income (expenses), net partially reduced by aggregate transaction costs of $14 million included in general and administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement.
The Company recorded operating income for the GES business of $13 million and $29 million for the years ended December 31, 2022 and 2021, respectively.
In February 2022, the Company’s Board of Directors approved the strategic initiative to divest of the Company’s interest in Advanced Acoustic Concepts, LLC (“AAC”). On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in the joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes). The aggregate gain of $31 million is included in other operating income (expenses), net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at the time, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.
U.Share-based Compensation
The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period.
For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on Company's expectations regarding the relevant service or performance criteria. For awards with a service condition only, the Company has made a policy election to recognize the compensation expense on a straight-line basis.
See Note 15: Share-based Compensation Plans for further information regarding our share-based compensation plans.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
V.Government Assistance
Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation. In 2023, we received Enterprise Zone Tax Credits totaling approximately $3 million related to our investment in operations in Wisconsin which were recorded in other income.
W.New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer that uses supplier finance programs to disclose the key terms, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a rollforward of the obligations. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2022-04 effective the first day of 2023.
The Company has a supplier finance program with a financial institution under which participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations early at a discounted price from the financial institution. Under this program, the financial institution agrees to terms with our suppliers, including amounts that are eligible for early payment, the timing of such payments and the discounts. The financial institution then pays the supplier based on the payment terms agreed to. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by a participating supplier’s decision to participate in the program. The amount of obligations outstanding under the program, which are included within accounts payable in the Consolidated Balance Sheets, were not significant as of December 31, 2023.
Accounting Guidance Issued but Not Yet Adopted as of December 31, 2023
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. We are currently evaluating the impact of adopting this new pronouncement.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. We are currently evaluating the impact of adopting this new pronouncement.
Note 2. Business Acquisition
On June 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RADA, a leading Israel-based provider of small-form tactical radar, for an all-stock merger, with RADA surviving as a wholly owned subsidiary of the Company. The Company acquired

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The total purchase consideration for RADA was $511 million and is comprised of the Company’s shares of common stock issued in exchange for all issued and outstanding ordinary shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services.
The Company recognized transaction costs of $27 million in the year ended December 31, 2022. These costs were associated with advisory, legal, and consulting services and are presented in general and administrative expense in the Consolidated Statements of Earnings.
Purchase consideration - The following summarizes the purchase consideration transferred to RADA shareholders (in millions, except per share data):

RADA ordinary shares outstanding as of November 28, 2022	50
Share exchange ratio	1
Total Company shares issued	50
Fair value of the Company common stock (RADA share price on November 28, 2022)	$9.87
Total fair value of the Company common stock issued	$491
Replacement share-based payment awards pre-combination vesting expense	20
Aggregate purchase consideration	$511

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Purchase price allocation - The allocation of the purchase consideration to assets acquired and liabilities assumed is based on the estimated fair values as follows (in millions):

Assets:
Cash and cash equivalents	$19
Accounts receivable, net	12
Inventories	72
Prepaid expenses	3
Other current assets	4
Property, plant and equipment, net	26
Intangible assets	131
Other noncurrent assets	14
Total identifiable assets acquired	$281
Liabilities:
Accounts payable	$6
Contract liabilities	2
Other current liabilities	21
Deferred tax liabilities	5
Other noncurrent liabilities	22
Total liabilities assumed	$56
Net assets acquired, excluding goodwill	$225
Goodwill	$286
During 2023, the Company completed the purchase price allocation for this transaction and adjusted the preliminary purchase price allocation to increase other current liabilities and goodwill by $2 million. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Identifiable intangibles assets of $131 million consist of $90 million of technology related assets while the remaining $41 million consists of customer and contractual relationships. The goodwill of $286 million arising from the acquisition is primarily attributable to the growth opportunities related to the RADA business. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill recognized related to the RADA acquisition will be assigned to the ASC segment.
Note 3. Revenue from Contracts with Customers
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts (cost-plus contracts and T&M contracts are aggregated below as flexibly priced contracts). The majority of our total revenues are derived from fixed-price contracts. Refer to the revenue disaggregation disclosures that follow.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts on a routine basis. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion are determined, the related impact on revenue and operating income are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
EAC adjustments had the following impacts to revenue for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue	$(23)	$(26)	$(34)
Total % of Revenue	1%	1%	1%
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs as well as the impacts of inflation and production inefficiencies on certain fixed price production programs. In 2023 the adjustments consist largely of changes in the designs required to achieve contractual specifications for fixed priced development programs and increased material cost within our IMS and ASC segments that resulted in a change in the programs’ estimate and related profitability. The reductions to revenue for the year ended December 31, 2023, were related to certain masted surveillance and surface ship power and propulsion programs within our IMS segment as well as soldier sensing programs within our ASC segment. These impacts were partially offset by improved contractual performance realized on our tactical computing programs during the period.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of title. In such cases, the production that is in progress and costs that will be recognized at a future point in time are reported within inventories.
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

	December 31,
(Dollars in millions)	2023	2022
Contract assets	$908	$872
Contract liabilities	335	233
Net contract assets	$573	$639
Revenue recognized in 2023 and 2022 that was included in the contract liability balance at the beginning of each year was $180 million and $129 million, respectively.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the value of our backlog at December 31, 2023 and 2022, incorporating both funded and unfunded components:

	December 31,
(Dollars in millions)	2023	2022
Funded	$3,397	$2,783
Unfunded	4,354	1,486
Total Backlog	$7,751	$4,269
We expect to recognize approximately 27% of our December 31, 2023 backlog as revenue over the next 12 months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized using the over time, percentage of completion cost-to-cost method of accounting. We disaggregate ASC revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue by Geographical Region
United States	$1,537	$1,543	$1,808
International	269	169	113
Intersegment Sales	25	21	19
Total	$1,831	$1,733	$1,940
Revenue by Customer Relationship
Prime contractor	$858	$918	$1,209
Subcontractor	948	794	712
Intersegment Sales	25	21	19
Total	$1,831	$1,733	$1,940
Revenue by Contract Type
Firm-Fixed Price	$1,522	$1,494	$1,667
Flexibly Priced(1)	284	218	254
Intersegment Sales	25	21	19
Total	$1,831	$1,733	$1,940
________________
(1)Includes revenue derived from cost-type and time-and-materials contracts.
IMS: IMS revenue is primarily derived from U.S. government development and production contracts and is generally recognized over time using the over time, percentage of completion cost-to-cost method of accounting. We disaggregate IMS revenue by geographical region, customer relationship and contract

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
type. We believe these categories best depict how the nature, amount, timing and uncertainty of IMS revenue and cash flows are affected by economic factors.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue by Geographical Region
United States	$1,006	$956	$913
International	14	25	45
Intersegment Sales	1	2	1
Total	$1,021	$983	$959
Revenue by Customer Relationship
Prime contractor	$252	$186	$174
Subcontractor	768	795	784
Intersegment Sales	1	2	1
Total	$1,021	$983	$959
Revenue by Contract Type
Firm-Fixed Price	$851	$853	$831
Flexibly Priced(1)	169	128	127
Intersegment Sales	1	2	1
Total	$1,021	$983	$959
________________
(1)Includes revenue derived from cost-type and time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable consist of the following:

	December 31,
(Dollars in millions)	2023	2022
Accounts receivable	$152	$168
Less allowance for credit losses	(1)	(2)
Accounts receivable, net	$151	$166
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 5: Sale of Receivables for additional information on the sale of receivables.
Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $275 million. Pursuant to the servicing agreements, collections on sold receivables that had not yet been remitted to the financial institutions are included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 13: Debt for further information.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the years ended December 31, 2023, 2022 and 2021, the Company incurred purchase discount fees of $5 million, $4 million, and $2 million, respectively, which are presented in other general and administrative expenditures, net on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	December 31,
(Dollars in millions)	2023	2022
Beginning balance	$243	$215
Sales of receivables	303	373
Cash returned to purchasers	(354)	(345)
Outstanding balance sold to purchasers(1)	192	243
Cash collected, not remitted to purchasers(2)	(35)	(10)
Remaining sold receivables	$157	$233
________________
(1)For 2023, the Company recorded a net decrease to cash flows from operating activities of $51 million from sold receivables and for 2022 a net increase to cash flows from operating activities of $28 million.
(2)Represents cash collected on behalf of purchasers and not yet remitted.
Note 6. Inventories
Inventories consists of the following:

	December 31,
(Dollars in millions)	2023	2022
Raw materials	$66	$83
Work in progress	254	224
Finished goods	9	12
Total	$329	$319
Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

	December 31,
(Dollars in millions)	2023	2022
Land, buildings and improvements	$342	$321
Plant and machinery	197	190
Equipment and other	334	335
Total property, plant and equipment, at cost	873	846
Less accumulated depreciation	(471)	(442)
Total property, plant and equipment, net	$402	$404
Depreciation expense related to property, plant and equipment was $63 million, $55 million, and $49 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Land, buildings and improvements include assets under finance leases in the amount of $98 million and $102 million as of December 31, 2023 and 2022, respectively. See Note 11: Leases for additional information.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2023 and 2022, the Company accounted for our manufacturing facility in Menomonee Falls, WI as a build-to-suit lease with a failed sale-leaseback and is included in land, building, and improvements in the above table. See Note 13: Debt for additional information.
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

	December 31,
(Dollars in millions)	2023	2022
Salaries, wages and accrued bonuses	$73	$63
Fringe benefits	63	76
Litigation	2	10
Restructuring costs	10	4
Provision for contract losses	36	54
Operating lease liabilities	23	25
Taxes payable	46	31
Other(1)	35	60
Total other current liabilities	$288	$323
Operating lease liabilities	$68	$68
Taxes payable	36	21
Other(2)	25	9
Total other noncurrent liabilities	$129	$98
________________
(1)Consists primarily of environmental remediation reserves and warranty reserves. See Note 17: Commitments and Contingencies for more information regarding the warranty provision.
(2)Consists primarily of warranty reserves and provision for acquired onerous contract (noncurrent portions).
Note 9. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance at January 1, 2022(1)	$652	$419	$1,071
Acquisitions	282	—	282
Dispositions	(117)	—	(117)
Balance at December 31, 2022	817	419	1,236
Purchase price adjustments	2	—	2
Balance at December 31, 2023	$819	$419	$1,238
________________
(1)Goodwill is reported net of $2,362 million and $606 million of accumulated impairments as of January 2022 for the ASC and IMS segments, respectively.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.
The following disclosure presents certain information regarding the Company's intangible assets as of December 31, 2023 and 2022. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	December 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(940)	$147	$1,087	$(918)	$169
Patents and licenses	10	(6)	4	9	(6)	3
Total intangible assets	$1,097	$(946)	$151	$1,096	$(924)	$172
Amortization expense related to intangible assets was $22 million, $10 million, and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. The net acquired intangible asset balances consists primarily of technology related intangibles of $104 million and customer related assets of $43 million as of December 31, 2023. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. The estimated annual amortization expense related to intangible assets for the subsequent five years is as follows:

(Dollars in millions) Year Ending December 31,	Estimated Annual Amortization
2024	$22
2025	22
2026	22
2027	18
2028	14
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
Right-of-use (“ROU”) assets and lease liabilities are recorded on the Consolidated Balance Sheets as of the lease commencement based on the present value of the future lease payments over the lease term. As our leases do not generally explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate, which is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as of the lease commencement date. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes lease payments made at or before the commencement date of the lease, less any lease incentives received. The remaining lease cost is amortized over the

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
remaining life of the lease on a straight-line basis. We evaluate ROU assets for impairment consistent with the treatment of other long-lived assets.
Some of our leases include options to extend the lease terms or to terminate the lease early. We include the impact of the option in the determination of the ROU assets and liabilities when it is reasonably certain that we will exercise the option. Our U.S. and Canadian lease payments are largely fixed, but may include variable payments that do not depend on an index or rate, such as usage-based amounts, and are recorded as a lease expense in the period incurred. The lease payments in Israel are tied to the Consumer Price Index (“CPI”) as published by Israel’s Central Bureau of Statistics. These leases are paid in Israeli New Shekels (“ISL”) but are recorded in U.S. dollars on the general ledger. These leases are recalculated each quarter to recognize the changes in both the CPI and the ISL. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
As of December 31, 2023, the Company has not entered into any significant leases that have not yet commenced. We elected not to recognize a ROU asset and lease liability for leases with an initial term of 12 months or less. These leases are expensed on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and to instead account for them as a single component. We have elected this practical expedient for all classes of assets.
Lease Cost
The Company’s total lease cost consists of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating lease cost(1)	$26	$25	$26
Finance lease cost(2):
Amortization of right-of-use assets	10	10	8
Interest on lease liabilities	5	5	5
Total lease cost	$41	$40	$39
________________
(1)Operating lease expense is included within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Consolidated Statements of Earnings. Operating lease cost includes short-term leases of approximately $3 million, $2 million, and $3 million and an insignificant amount of variable lease cost for 2023, 2022 and 2021, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of products, cost of services or general and administrative expenses, dependent upon the nature and use of the ROU asset, and interest expense in the Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in millions)	2023	2022
ROU assets
Operating leases(1)	$82	$83
Finance leases(2)	98	102
Total leased assets	$180	$185
Liabilities
Current lease liabilities:
Operating(1)	$23	$25
Finance(2)	10	8
Noncurrent lease liabilities:
Operating(1)	68	68
Finance(2)	101	105
Total lease liabilities	$202	$206
________________
(1)Operating lease assets are included within other noncurrent assets and operating lease liabilities are included within other current liabilities (current portion) and other noncurrent liabilities (noncurrent portion) in the Consolidated Balance Sheets.
(2)Finance lease assets are included within property, plant and equipment, net and finance lease liabilities are included within short-term borrowings and current portion of long-term debt (current portion) and long-term debt (noncurrent portion) in the Consolidated Balance Sheets.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$25	$27
Operating cash flows from finance leases	5	8	5
Financing cash flows from finance leases	8	5	5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	17	11	18
Finance leases	6	8	4

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted Average Lease Term and Discount Rate
Lease terms and discount rates related to leases are as follows:

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	5 years	5 years
Finance leases	12 years	14 years
Weighted average discount rate:
Operating leases	5.3%	4.7%
Finance leases	4.6%	4.5%
Maturity of Lease Liabilities
As of December 31, 2023, future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows:

(Dollars in millions) Year Ending December 31,	Operating Leases	Finance Leases
2024	$25	$17
2025	20	15
2026	15	14
2027	11	12
2028	10	10
Thereafter	16	85
Total lease payments	97	153
Less: imputed interest	6	42
Present value of lease liabilities	91	111
Less: current maturities	23	10
Long-term lease obligations	$68	$101
Note 12. Income Taxes
Earnings before taxes consists of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Earnings before taxes
Domestic	$197	$531	$203
Foreign	(5)	(6)	(3)
Total	$192	$525	$200

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income tax provision consists of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Current:
Federal	$61	$93	$(1)
State	14	24	—
Foreign	1	—	1
Total current	76	117	—
Deferred:
Federal	(44)	5	43
State	(7)	(6)	5
Foreign	(1)	4	(2)
Total deferred	(52)	3	46
Total	$24	$120	$46
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal rate	21.0%	21.0%	21.0%
State rate, net of federal benefit	2.5%	2.8%	3.6%
Foreign rate differential	0.1%	(0.3)%	(0.2)%
Research & development credit, net of reserves	(18.0)%	(0.5)%	(0.2)%
Nondeductible expenses	(0.1)%	0.2%	0.9%
Global intangible low taxed income	0.2%	0.2%	—%
Change in valuation allowance	1.0%	1.5%	(1.4)%
Change in tax reserves	1.1%	—%	(0.4)%
Divestiture impact	4.7%	(1.9)%	—%
Other	—%	(0.1)%	(0.3)%
Effective tax rate	12.5%	22.9%	23.0%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are as follows:

	December 31,
(Dollars in millions)	2023	2022
Deferred tax assets:
Federal net operating loss	$3	$4
State net operating loss	8	14
Foreign net operating loss	7	10
Tax credit carryforwards	13	4
Lease liabilities	54	61
Capitalized R&D, net of amortization	88	32
Accrued compensation and benefits	25	23
Contract liabilities	20	23
Accrued expenses	3	6
Pension and post-retirement plans	13	15
Inventory capitalization	8	7
Disallowed interest	1	1
Other	15	8
Total gross deferred tax assets	258	208
Less valuation allowance	21	17
Deferred tax assets	237	191
Deferred tax liabilities:
Right-of-use assets	$(50)	$(57)
Intangible assets	(41)	(45)
Fixed assets	(25)	(21)
Other	(2)	(2)
Deferred tax liabilities	(118)	(125)
Net deferred tax asset	$119	$66
Our deferred tax balance associated with our retirement benefit plans includes a deferred tax asset of $9 million and $8 million as of December 31, 2023 and 2022, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans. See Note 14: Pension and Other Postretirement Benefits for additional details. As of December 31, 2023, and 2022 the Company had U.S. federal net operating loss carryforwards of $22 million and $25 million, respectively, which we anticipate we will be able to utilize prior to their expiration which commences in 2032. The annual utilization of approximately $3 million of certain of our Federal net operating losses is subject to limitations under section 382 of the Internal Revenue Code. Our foreign net operating losses have expirations ranging from 2041 to indefinite. In 2023, we recorded an additional valuation allowance in Canada of $2 million. As of December 31, 2023 and 2022, we had apportioned state net operating loss carryforwards of $145 million and $227 million, respectively, which are associated with jurisdictions in which we currently file and the Company expects to utilize prior to expiration except for those for which we have recorded a valuation allowance. Our state net operating losses have expirations ranging from 2024 to 2041 and are offset by a valuation allowance of $2 million.
Cash paid for income taxes, net of refunds was $45 million, $89 million, and $16 million in 2023, 2022 and 2021, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Tax Uncertainties
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management at least quarterly based on the best information available. The Company’s total liability for unrecognized tax benefits as of December 31, 2023, 2022 and 2021 was approximately $40 million, $24 million and $22 million, respectively; all of which will impact the effective tax rate when recognized. Approximately $2 million, $2 million and $15 million as of December 31, 2023, 2022 and 2021, respectively, was recorded within (and as an offset to) deferred tax assets. In addition, the Company does not believe there are any tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months. The table below summarizes the activity associated with our unrecognized tax benefits:

(Dollars in millions)	2023	2022	2021
Balance at January 1,	$24	$22	$25
Increase related to prior year tax positions	11	1	—
Increase related to current year tax positions	6	2	1
Decreases related to prior year tax positions	(1)	—	(4)
Lapse of statute of limitations	—	(1)	—
Settlements with taxing authorities	—	—	—
Balance at December 31,	$40	$24	$22
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
As of December 31, 2023, the Company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the TCJA. The TCJA allows for a dividend received deduction for repatriation of foreign earnings. We intend to indefinitely reinvest these earnings. Should the Company’s undistributed earnings from its investment in non‐U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Debt
The Company’s debt consists of the following:

	December 31,
(Dollars in millions)	2023	2022
Term Loan A	$214	$225
Outstanding revolver	—	—
Finance lease and other	158	161
Short-term borrowings	35	10
Total debt principal	407	396
Less unamortized debt issuance costs and discounts	(1)	(2)
Total debt, net	406	394
Less short-term borrowings and current portion of long-term debt	(57)	(29)
Total long-term debt	$349	$365

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at December 31, 2023 was $214 million. The fair value of Term Loan A at December 31, 2023 was approximately $211 million, however the Company has the ability to prepay the outstanding principal balance without penalty.
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
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $138 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had an outstanding balance of $78 million at December 31, 2021, which approximated its fair value. The Daylight Term Loan matures on October 15, 2024. The Daylight Term Loan had an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15. During 2022, the Company repaid the aggregate principal amount of $78 million. Upon repayment the Daylight Term Loan was terminated.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (“the 2022 Revolving Credit Facility”). As of December 31, 2023 the 2022 Revolving

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to additional basis point spread as defined in the 2022 Credit Agreement, The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2023. The weighted average interest rate on the 2022 Revolving Credit Facility as of December 31, 2023 and 2022 was 6.41% and 4.58%, respectively.
The 2009 Credit Agreement provided for a revolving credit facility available for working capital needs of the Company (the “Revolving Credit Facility”). As of December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million, and an interest rate of LIBOR plus 3.5%. There was a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there were no compensating balance requirements. There was no balance on the Revolving Credit Facility as of December 31, 2021. The 2009 Credit Agreement was terminated in November 2022.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $65 million and $65 million at December 31, 2023 and 2022, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities were guaranteed by Leonardo S.p.A, through approximately January 2023. As of December 31, 2023, none of the Financial Institution Credit facilities are guaranteed by Leonardo S.p.A. The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $41 million and $36 million as of December 31, 2023 and 2022, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Finance Lease and Other
As of December 31, 2023, finance lease and other of $158 million includes approximately $111 million related to finance lease liabilities and $47 million related to our Menomonee Falls, WI manufacturing facility, which has been accounted for as a build-to-suit lease with a failed sale leaseback. Approximately $10 million has been recognized as the current portion of long-term debt for the finance lease liabilities and financing liability related to the build-to-suit arrangement.
Short-term Borrowings
As of December 31, 2023 and 2022, the Company recognized $35 million and $10 million, respectively, collected on behalf of the purchasers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. See Note 5: Sale of Receivables for more information.
Interest Paid
Total interest paid associated with our debt was $38 million, $34 million, and $35 million in 2023, 2022 and 2021, respectively. Our effective interest rate was approximately 6.65%, 5.57% and 4.05% for the years ended December 31, 2023, 2022 and 2021, respectively. The interest expense attributable to the amortization of debt issuance costs in 2023 and 2022 was not material and not applicable for 2021.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities
Maturities of debt as of December 31, 2023 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
2024	$57
2025	21
2026	21
2027	188
2028	7
Thereafter	113
Total principal payments	$407
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of December 31, 2023 and 2022:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$162	$215	$1	$2	$17	$22
Interest cost	8	6	—	—	1	1
Actuarial loss (gain)	6	(45)	—	—	—	(5)
Benefits paid	(12)	(9)	—	(1)	(1)	(1)
(Gain) loss due to settlement	1	(5)	—	—	—	—
Benefit obligation at end of year	$165	$162	$1	$1	$17	$17
Change in plan assets:
Fair value of plan assets at beginning of year	$124	$166	$1	$1	$11	$12
Actual return on plan assets	12	(33)	—	—	1	(1)
Employer contributions	10	3	—	—	1	1
Benefits paid	(12)	(9)	—	—	(1)	(1)
(Loss) gain due to settlement	—	(3)	—	—	—	—
Fair value of plan assets at end of year	134	124	1	1	12	11
Funded status of the plans at year end	$(31)	$(38)	$—	$—	$(5)	$(6)
The amounts recognized in the Consolidated Balance Sheets as of December 31, 2023 and 2022 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Noncurrent assets	$—	$—	$—	$1	$—	$—
Noncurrent liabilities	(31)	(38)	—	(1)	(5)	(6)
Net liability recognized	$(31)	$(38)	$—	$—	$(5)	$(6)
Amounts recognized in accumulated other comprehensive income (before taxes) at December 31, 2023 and 2022 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$31	$31	$(1)	$(1)	$2	$2
Total amount recognized in accumulated other comprehensive losses (earnings)	$31	$31	$(1)	$(1)	$2	$2

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate accumulated benefit obligation (“ABO”) for the Company's defined benefit pension plans combined was $182 million and $179 million at December 31, 2023 and 2022, respectively. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation (“PBO”). The table below presents information for the pension plans with an ABO and PBO in excess of the fair value of plan assets at December 31, 2023 and 2022:

(Dollars in millions)	2023	2022
Projected benefit obligation	$182	$179
Accumulated benefit obligation	182	179
Fair value of plan assets	146	135
The following table summarizes the weighted average actuarial assumptions used to determine our benefit obligations at December 31, 2023 and 2022:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2023	2022	2023	2022	2023	2022
Rate assumptions
Discount rate	4.8%	5.0%	4.7%	4.9%	4.8%	5.1%
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	6.5%	7.2%	6.5%	7.2%	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	5.9%	5.3%	N/A	N/A
Ultimate health care trend rate	N/A	N/A	4.2%	4.2%	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	2037	2037	N/A	N/A
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the years ended December 31, 2023, 2022 and 2021. Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over the average future lifetime for all plans that are frozen, and over the average remaining service period for active plans.

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Interest cost	$8	$6	$5	$—	$—	$—	$1	$1	$1
Expected return on plan assets	(7)	(7)	(7)	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	1	1	2	—	—	(1)	—	—	—
Settlement expense (income)	—	1	—	—	—	—	—	—	—
Net periodic benefit cost	$2	$1	$—	$—	$—	$(1)	$1	$1	$1

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive earnings for the Company's pension, postretirement and supplemental retirement benefit plans for the years ended December 31, 2023, 2022 and 2021:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial loss (gain)	$1	$(8)	$(11)	$—	$—	$—	$—	$(4)	$(1)
Amortization of net actuarial (loss) gain from prior years	(1)	(2)	(2)	—	—	1	—	—	—
Total recognized in other comprehensive income	$—	$(10)	$(13)	$—	$—	$1	$—	$(4)	$(1)
The following table summarizes the weighted average actuarial assumptions used to determine our net periodic cost of the plans for the years ended December 31, 2023, 2022 and 2021:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Rate assumptions
Discount rate	5.0%	2.8%	2.8%	4.9%	2.6%	2.1%	5.0%	2.8%	2.4%
Expected long-term return on plan assets	7.2%	5.9%	6.4%	7.2%	5.9%	6.4%	N/A	N/A	N/A
Increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	N/A	5.3%	5.5%	5.8%	N/A	N/A	N/A
Ultimate health care trend rate	N/A	N/A	N/A	4.2%	4.2%	4.5%	N/A	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	N/A	2037	2031	2030	N/A	N/A	N/A
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
Pension related expenses are reflected in cost of revenues and general and administrative expenses on the Consolidated Statements of Earnings.
A one percentage increase or decrease in healthcare trend rates in the table above would have an insignificant impact to our service and interest cost and the postretirement medical obligations.
Plan Assets
The Retirement Committee has been authorized by the Company’s management to manage the strategic oversight of our defined benefit plan assets held in trust. The Retirement Committee has adopted an investment policy and provides oversight of a third-party investment manager who reports to the Retirement Committee on a regular basis. The outsourced third-party manager develops investment strategies and makes all of the day to day investment decisions related to the defined benefit plan assets

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
in accordance with the investment policy and target asset allocation targets, therein. Presently all of the plans are governed by a single investment policy and are uniformly invested. As part of the policy statement the Company has implemented a glide path which adjusts the percentage of assets invested in return seeking assets based upon the attainment of specific funding percentages. The non-return seeking assets are invested primarily in bonds with maturities closely matching the anticipated payment of benefits. As the funding percentage increases the glide path reduces the amount of the assets invested in return seeking assets.
The table below represents all of the Company's funded pension plans' and postretirement benefit plans' weighted average asset allocation at December 31, 2023 and 2022 by asset category:

	Asset Allocation
	2023	2022
Asset Category
Equity securities	33%	37%
Debt securities	55%	49%
Real estate	4%	6%
Other, primarily cash and cash equivalents, and hedge funds	8%	8%
The table below presents the target allocation ranges for each major asset category for the Company's benefit plans for the years ended December 31, 2023 and 2022:

Target Asset Allocation Range
	2023	2022
Asset Category
Equity securities	28% - 36%	30% - 50%
Debt securities	54% - 70%	45% - 65%
Real estate	0% - 8%	0% - 10%
Other, primarily cash and cash equivalents and hedge funds	0% - 10%	0% - 10%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provides the fair value of plan assets held by our defined benefit plan by asset category and by fair value hierarchy level. Certain investments are measured at their NAV per share and do not have readily determined fair values. As such, these investments are not subject to leveling in the fair value hierarchy.

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$11	$—	$—	$11
Equity securities	5	—	—	5
Total	$16	$—	$—	$16
Investments measured at NAV:
Collective trust funds				131
Equity and fixed income funds				—
Total	$16	$—	$—	$147

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$10	$—	$—	$10
Equity securities	5	—	—	5
Total	$15	$—	$—	$15
Investments measured at NAV:
Collective trust funds				121
Equity and fixed income funds				—
Total	$15	$—	$—	$136
For the year ended December 31, 2024, the Company expects to contribute $10 million to its pension plans and an inconsequential amount to its postretirement plans.
The following table presents expected pension and postretirement benefit payments over the next 10 years:

(Dollars in millions) Year Ending December 31,	Defined Benefit Pension Plans	Postretirement Benefit Plans	Supplemental Retirement Plans
2024	$13	$—	$1
2025	12	—	1
2026	12	—	1
2027	13	—	1
2028	13	—	1
2029-2033	61	1	6
Defined Contribution Plans
The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for the years ended December 31, 2023, 2022 and 2021, amounted to $28 million, $22 million, and $22 million, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 15. Share-based Compensation Plans
In November 2022, the Company established the 2022 Omnibus Equity Compensation Plan (the “2022 Equity Plan”). The 2022 Equity Plan allows for grants of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. As of December 31, 2023, there were 3 million shares of the Company’s common stock reserved for future issuances under the 2022 Equity Plan.
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
During 2023 the Company granted equity awards in the form of RSUs and PRSUs under the LTI program. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: rTSR, Revenue Growth, and ROIC.
The fair value of stock options is measured on the date of the acquisition of RADA using the Black-Scholes option pricing model. The fair value of market condition PRSUs is measured on the date of grant using the Monte Carlo Simulation Model. Expense for time-based awards is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.
Share-based compensation during the years ended December 31, 2023 and 2022, was recorded in the Consolidated Statements of Earnings within general and administrative expenses as shown in the following table:

	Year Ended December 31,
(Dollars in millions)	2023	2022
Total share-based compensation expense	$17	$5
Tax benefit recognized from share-based compensation	2	1
There was no share-based compensation expense recognized for the year ended December 31, 2021.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Options
The assumptions used in valuing stock options during the periods presented are set forth in the following table:

Year Ended December 31,
2022
Expected term(1)	0.04 – 5.18 years
Expected volatility(2)	45.0%
Risk-free interest rate(3)	3.8 – 4.7%
Expected dividend yield(4)	—%
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
The weighted average valuation date fair values for options assumed during the year ended December 31, 2022 was $4.58. There were no stock options granted or assumed during the year ended December 31, 2023.
The following table shows a summary of all option activity under the 2022 Equity Plan for the year ended December 31, 2023:

	Number of Shares (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding as of January 1, 2023	5.34	$8.45	4	$23
Assumed	—	—
Exercised	(2.04)	5.66
Forfeited	(0.10)	9.98
Outstanding as of December 31, 2023	3.20	$10.18	4	$32
Exercisable as of December 31, 2023	2.57	$10.17	3	$25
Vested and expected to vest as of December 31, 2023	3.20	$10.18	4	$32
As of December 31, 2023, total compensation expense not yet recognized related to unvested options was approximately $2 million, which is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of stock options exercised during the year ended December 31, 2023, was $21 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RSUs and PRSUs
The following table shows a summary of all RSU activity under the 2022 Equity Plan for the year ended December 31, 2023:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	1.43	$9.87
Granted	0.86	14.87
Vested	(0.36)	9.87
Forfeited	(0.03)	11.67
Unvested as of December 31, 2023	1.90	$12.10
As of December 31, 2023, total compensation expense not yet recognized related to unvested RSUs was approximately $14 million, which is expected to be recognized over a weighted average period of 2 years. The fair value of RSUs that vested in 2023 was $5 million.
The following table shows a summary of all PRSU activity under the 2022 Equity Plan for the year ended December 31, 2023:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	1.20	$7.20
Granted	0.55	17.01
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2023	1.75	$10.30
The Monte Carlo Model assumptions used in valuing market condition PRSUs during the periods presented are set forth in the following table:

	Year Ended December 31,
	2023	2022
Grant date stock price	$14.74	$9.87
Expected volatility	51.2%	40.0%
Risk-free interest rate	4.0%	4.4%
Expected dividend yield	—%	—%
As of December 31, 2023, total compensation expense not yet recognized related to unvested PRSUs was approximately $10 million, which is expected to be recognized over a weighted average period of 2 years.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 16. Earnings Per Share

	Year Ended December 31,
(Dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net earnings	$168	$405	$154
Basic weighted average number of shares outstanding	261	215	210
Impact of dilutive share-based awards	3	—	—
Diluted weighted average number of shares outstanding	264	215	210
Earnings per share attributable to common shareholders - basic	$0.64	$1.88	$0.73
Earnings per share attributable to common shareholders - diluted	$0.64	$1.88	$0.73
For the years ended December 31, 2023 and 2022, potential dilutive common shares primarily consisted of employee stock options, RSUs and PRSUs. Dilutive securities included in the diluted weighted average number of shares outstanding for 2022 was immaterial. For the year ended December 31, 2021, the basic and diluted weighted average number of shares outstanding were equal as there were no dilutive securities.
The computation of diluted EPS excludes the effect of the potential exercise of stock awards when the average market price of the common stock is lower than the exercise price of the stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes stock awards whose issuance is contingent upon the satisfaction of certain performance vesting conditions that have not yet been achieved.
Note 17. Commitments and Contingencies
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Restructuring costs
We engage in targeted restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives, we recorded charges totaling $11 million, $3 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were within our ASC segment for the periods presented. Costs incurred were related to employee termination and severance costs, as well as costs related to discontinuing product lines or closing down of locations. Charges were recorded within other operating expenses, net, on the Consolidated Statements of Earnings. See the table below for a breakout of restructuring costs by nature of cost incurred:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Severance	$9	$2	$5
Facility abandonment	2	1	—
Total	$11	$3	$5
The following is a summary of changes in the restructuring provision balance during the years ended December 31, 2023 and 2022:

(Dollars in millions)
Balance at January 1, 2022	$4
Additional provision	3
Reversal and utilization	(3)
Balance at December 31, 2022	4
Additional provision	11
Reversal and utilization	(5)
Balance at December 31, 2023	$10
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
identified and resolved. The following is a summary of changes in the product warranty balances during the years ended December 31, 2022 and 2023:

(Dollars in millions)
Balance at January 1, 2022	$19
Additional provision	10
Reversal and utilization	(11)
Balance at December 31, 2022	$18
Additional provision	20
Reversal and utilization	(12)
Balance at December 31, 2023	$26
Note 18. Related Party Transactions
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
The Company also has related party sales and purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party sales for these transactions are included in revenues and were $40 million, $59 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has related party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party purchases for these transactions are included in cost of revenues and were $4 million, $3 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The receivables related to transactions with the ultimate majority stockholder and its other affiliates of $8 million and $10 million, respectively, and payables of $4 million and $1 million, respectively, as of December 31, 2023 and 2022, are included in accounts receivable and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $1 million at December 31, 2022.
Prior to acquiring RADA on November 28, 2022, the Company considered RADA a related party due to a common Board Member. As of November 28, 2022, the Company purchased $17 million from RADA and had paid the invoices. After November 28, 2022, all transactions with RADA are eliminated in consolidation.
The Company entered into a Tax Allocation Agreement with US Holding, dated as of November 16, 2020. See Note 1: Summary of Significant Accounting Policies for more information.
Note 19. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. Our Chief Executive Officer is our CODM, and he uses a variety of measures to assess the performance of the Company as a whole, depending on the nature of the activity. Beginning in the first quarter of 2022, the Company’s operating and reportable segments were revised into two reportable segments, ASC and IMS, to align our market strategy and capital allocation decision making with our operating structure. Prior year information was revised to reflect the new segment structure. All other operations, which consists primarily of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations.
We primarily use adjusted EBITDA to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
acquired intangible assets, depreciation, restructuring costs, interest, deal-related transaction costs, other non-operating expenses such as foreign exchange, COVID-19 response costs, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the years ended December 31, 2023, 2022 and 2021, is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of December 31, 2023 and 2022, has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the years ended December 31, 2023, 2022 and 2021, consists of the following:

(Dollars in millions)	2023	2022	2021
ASC	$1,831	$1,733	$1,940
IMS	1,021	983	959
Corporate & Eliminations	(26)	(23)	(20)
Total revenues	$2,826	$2,693	$2,879

(Dollars in millions)	2023	2022	2021
ASC	$25	$21	$19
IMS	1	2	1
Total intersegment revenues	$26	$23	$20
Depreciation by segment for the years ended December 31, 2023, 2022 and 2021, consists of the following:

(Dollars in millions)	2023	2022	2021
ASC	$44	$36	$33
IMS	19	19	16
Total depreciation	$63	$55	$49
Total assets by segment as of December 31, 2023 and 2022, consist of the following:

(Dollars in millions)	2023	2022
ASC	$2,244	$2,167
IMS	1,146	1,152
Corporate & Eliminations	531	358
Total assets	$3,921	$3,677

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reconciliation of reportable segment adjusted EBITDA to net earnings for the years ended December 31, 2023, 2022 and 2021, consists of the following:

(Dollars in millions)	2023	2022	2021
Adjusted EBITDA
ASC	$215	$199	$220
IMS	109	119	90
Corporate & Eliminations	—	—	—
Total adjusted EBITDA	$324	$318	$310
Amortization of intangibles	(22)	(10)	(9)
Depreciation	(63)	(55)	(49)
Restructuring costs	(11)	(3)	(5)
Interest expense	(36)	(34)	(35)
Deal-related transaction costs	(7)	(43)	(5)
Other one-time non-operational events	7	(2)	(7)
Gain on sale of dispositions	—	354	—
Income tax provision	(24)	(120)	(46)
Net earnings	$168	$405	$154

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2023 and determined these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Due to the inherent limitations, internal control systems can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that existing controls may become inadequate because of changing conditions, or that the degree of compliance with existing policies and procedures may deteriorate.
Ernst & Young LLP, our independent registered public accounting firm, audited our consolidated financial statements included in this Report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Leonardo DRS, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Leonardo DRS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tysons, Virginia
February 27, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Directors and Corporate Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Report. The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, is incorporated by reference herein to the Proxy Statement section entitled "Delinquent Section 16(a) Reports.”
We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, which can be found on our website at http://investors.leonardodrs.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to stockholders free of charge upon written request by contacting Leonardo DRS, Inc., at 2345 Crystal Drive, Suite 1000, Arlington, Virginia 22202.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Corporate Governance - Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Exchange Act, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference herein to the Proxy Statement sections entitled “Stock Ownership of Management Table,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Persons Owning More than 5% of Leonardo DRS Common Stock.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees Paid to Auditor.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (1 to 19)
2. Index to Exhibits - Leonardo DRS
Exhibits listed below, which have been filed with the SEC pursuant to the Securities Act of 1933, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the effect as if filed herewith.
Exhibits.

Exhibit Number	Exhibit Description
2.1
Stock Purchase Agreement, dated as of March 21, 2022, by and among SES Government Solutions, Inc., SES S.A., DRS Defense Solutions, LLC and DRS Global Enterprise Solutions, Inc. and Leonardo DRS, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022)

2.2
Agreement and Plan of Merger, dated as of June 21, 2022, by among RADA Electronic Industries LTD., Leonardo DRS, Inc. and Blackstart LTD (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022)

2.2(a)
Certain Waivers to and Amendments of the Agreement and Plan of Merger, dated June 21, 2022, by and among RADA Electronic Industries LTD., Leonardo DRS, Inc. and Blackstart LTD, effective August 25, 2022 (incorporated by reference to Exhibit 2.1(a) of the Company’s Registration Statement on Form S-4 filed on September 2, 2022)

3.1	Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 28, 2022)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023)
3.3	Amended and Restated Bylaws of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.2 to the Form 8-K12B filed November 28, 2022)
4.1*	Description of Leonardo DRS, Inc. Securities
10.1
Tax Allocation Agreement, dated as of November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on February 26, 2021)

10.2
Trademark License Agreement, dated as of January 1, 2021, by and between Leonardo DRS, Inc. and Leonardo – Società per azioni (incorporated by reference to Exhibit 10.6 to the Company’s POS AM on Form S-1 filed on June 11, 2021)

10.3
Commitment Letter re Leonardo DRS, Inc. Commitment to Mitigate Foreign Ownership, Control or Influence, dated as of February 26, 2021, by and among Leonardo DRS, Inc., Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on March 9, 2021)

10.4
First Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 28, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on August 3, 2022)

10.5
Second Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 29, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on August 3, 2022)

10.6
Form of Amended and Restated Proxy Agreement by and among Leonardo DRS, Inc., the individual Proxy Holders signatories thereto, Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on March 9, 2021)

10.7
Registration Rights Agreement, dated as of November 28, 2022, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on November 28, 2022)

10.8
Cooperation Agreement, dated as of November 28, 2022, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on November 28, 2022)

10.9
Credit Agreement dated as of November 29, 2022, by and among Leonardo DRS, Inc. referred to therein, each of the lenders identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2022)

10.10†
Employment Agreement, dated as of November 22, 2022, by and between Leonardo DRS, Inc. and William J. Lynn III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated November 28, 2022)

10.11†	Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.12†	Leonardo DRS Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.13†	Leonardo DRS, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.14†	Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-8 dated November 28, 2022)
10.15†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.16†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed February 26, 2021)
10.17†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.18†	Form of Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.19†	Form of Performance Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.20†	Form of Director Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Leonardo DRS, Inc. Incentive-Based Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

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
*    Identifies each exhibit filed herewith.

(a)Financial Statement Schedules: Not applicable.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2024.

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2024 by the following persons on behalf of the registrant in the capacities indicated.

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