Form 10-Q
period 2024-03-31
Leonardo DRS, Inc.
filed 2024-05-01
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 263,142,102 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Any failure to comply with the proxy agreement with the U.S. Department of Defense;
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
•Any security breach, including any cyber-attack, cyber intrusion, insider threat, or other significant disruption of our IT networks and related systems, as well as any act of terrorism or other threat to our physical security and personnel;
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
•Any conflict of interest that may arise because Leonardo US Holding, LLC, our majority stockholder, or Leonardo S.p.A., our ultimate majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read the discussion of these factors carefully to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Revenues:
Products	$623	$520
Services	65	49
Total revenues	688	569
Cost of revenues:
Products	(488)	(403)
Services	(47)	(35)
Total cost of revenues	(535)	(438)
Gross profit	153	131
General and administrative expenses	(101)	(100)
Amortization of intangibles	(5)	(6)
Other operating expenses, net	(4)	—
Operating earnings	43	25
Interest expense	(5)	(8)
Other, net	(1)	(1)
Earnings before taxes	37	16
Income tax provision	8	4
Net earnings	$29	$12

Net earnings per share from common stock:
Basic earnings per share	$0.11	$0.05
Diluted earnings per share	$0.11	$0.05
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net earnings	$29	$12
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	—	—
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—
Other comprehensive income (loss), net of income taxes	—	—
Total comprehensive income	$29	$12
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$160	$467
Accounts receivable, net	194	151
Contract assets	1,006	908
Inventories	342	329
Prepaid expenses	23	21
Other current assets	47	42
Total current assets	1,772	1,918
Noncurrent assets:
Property, plant and equipment, net	407	402
Intangible assets, net	146	151
Goodwill	1,238	1,238
Deferred tax assets	123	123
Other noncurrent assets	95	89
Total noncurrent assets	2,009	2,003
Total assets	$3,781	$3,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$30	$57
Accounts payable	220	398
Contract liabilities	361	335
Other current liabilities	291	288
Total current liabilities	902	1,078
Noncurrent liabilities:
Long-term debt	356	349
Pension and other postretirement benefit plan liabilities	35	36
Deferred tax liabilities	4	4
Other noncurrent liabilities	129	129
Total noncurrent liabilities	524	518
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 262,966,873 and 262,525,390 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	5,176	5,175
Accumulated deficit	(2,777)	(2,806)
Accumulated other comprehensive loss	(47)	(47)
Total shareholders' equity	2,355	2,325
Total liabilities and shareholders' equity	$3,781	$3,921
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$29	$12
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	22	22
Share-based compensation expense	1	4
Changes in assets and liabilities:
Accounts receivable	(43)	8
Contract assets	(98)	(96)
Inventories	(13)	(45)
Prepaid expenses	(2)	1
Other current assets	(5)	(5)
Other noncurrent assets	5	5
Defined benefit obligations	(1)	(3)
Other current liabilities	(2)	(59)
Other noncurrent liabilities	(6)	7
Accounts payable	(178)	(199)
Contract liabilities	26	14
Net cash used in operating activities	(265)	(334)
Investing activities
Capital expenditures	(10)	(15)
Proceeds from sales of assets	—	1
Net cash used in investing activities	(10)	(14)
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(26)	6
Repayment of third party debt	(38)	(128)
Borrowings of third party debt	35	340
Proceeds from stock issuance	2	1
Cash outlay to reacquire equity instruments	(2)	(1)
Other	(3)	(2)
Net cash (used in) provided by financing activities	(32)	216
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(307)	(132)
Cash and cash equivalents at beginning of year	467	306
Cash and cash equivalents at end of period	$160	$174
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	—	12	12
Share-based compensation activity	—	4	—	—	4
Balance as of March 31, 2023	$3	$5,151	$(49)	$(2,962)	$2,143

Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	29	29
Share-based compensation activity	—	1	—	—	1
Balance as of March 31, 2024	$3	$5,176	$(47)	$(2,777)	$2,355
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
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as advanced sensing, network computing, force protection and electric power and propulsion.
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (the “DoD”) is our largest customer and accounts for approximately 81% and 80% of our total revenues as an end-user for the three months ended March 31, 2024 and March 31, 2023, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 19% and 20% of our total revenues for the three months ended March 31, 2024 and March 31, 2023, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
frequency drives, force protection systems, transportation and logistics systems for the U.S. and allied defense customers.
Our naval power and propulsion systems are providing next-generation power capabilities for the future fleet. DRS is currently a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine. We believe DRS is well positioned to meet the needs of an increasingly electrified fleet with our high-efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, and advanced cooling technologies. DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
Our technologies and systems help protect U.S. forces and assets against increasingly sophisticated and proliferating threats. DRS is an integrator of systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. This integrator role includes utilizing radars, EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, and kinetic countermeasures for short-range air defense. Our force protection systems, including solutions for C-UAS, short-range air defense systems and active protection systems used to defend ground combat vehicles, help protect personnel and defense assets from these growing threats.
Other
The Company separately presents the unallocable costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
See Note 15: Segment Information for further information regarding our operating segments.
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
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
C.New Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. We are currently evaluating the impact of adopting this new pronouncement.
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
Note 2. Revenue from Contracts with Customers
Contract Estimates
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Revenue and operating earnings	$(9)	$(9)
Total % of revenue	1%	2%
Net earnings	$(7)	$(7)
Impact on diluted earnings per share	$(0.03)	$(0.03)
The impacts noted above are attributed primarily to changes in our firm-fixed price development type programs. As changes happen in the design required to achieve contractual specifications, those changes often result in a change in the programs’ estimates and related profitability.

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

(Dollars in millions)	March 31, 2024	December 31, 2023
Contract assets	$1,006	$908
Contract liabilities	361	335
Net contract assets	$645	$573
Revenue recognized in the three months ended March 31, 2024 and March 31, 2023, that was included in the contract liability balance at the beginning of each period was $140 million and $84 million, respectively.
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
The following table summarizes the value of our total backlog as of March 31, 2024, incorporating both funded and unfunded components:

(Dollars in millions)	March 31, 2024
Funded	$3,509
Unfunded	4,336
Total backlog	$7,845
We expect to recognize approximately 25% of our March 31, 2024 backlog as revenue over the next nine months, with the remainder to be recognized thereafter.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized using the over time, percentage of completion cost-to-cost method of accounting. We disaggregate ASC revenue by geographical region, customer relationship and contract

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenue by Geographical Region
United States	$337	$330
International	90	50
Intersegment Sales	6	11
Total	$433	$391
Revenue by Customer Relationship
Prime contractor	$163	$162
Subcontractor	264	218
Intersegment Sales	6	11
Total	$433	$391
Revenue by Contract Type
Firm-Fixed Price	$350	$324
Flexibly Priced(1)	77	56
Intersegment Sales	6	11
Total	$433	$391
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.
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

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenue by Geographical Region
United States	$257	$186
International	4	3
Intersegment Sales	—	—
Total	$261	$189
Revenue by Customer Relationship
Prime contractor	$65	$46
Subcontractor	196	143
Intersegment Sales	—	—
Total	$261	$189
Revenue by Contract Type
Firm-Fixed Price	$218	$155
Flexibly Priced(1)	43	34
Intersegment Sales	—	—
Total	$261	$189
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Accounts receivable	$195	$152
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$194	$151
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million and $275 million as of March 31, 2024 and December 31, 2023, respectively.
During the periods ended March 31, 2024 and March 31, 2023, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning balance	$192	$243
Sales of receivables	15	30
Cash returned to purchasers	(136)	(192)
Outstanding balance sold to purchasers	71	81
Cash collected, not remitted to purchasers(1)	(9)	(15)
Remaining sold receivables	$62	$66
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 10: Debt for further information.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Raw materials	$68	$66
Work in progress	268	254
Finished goods	6	9
Total inventories	$342	$329

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Land, buildings and improvements	$351	$342
Plant and machinery	199	197
Equipment and other	343	334
Total property, plant and equipment, at cost	893	873
Less accumulated depreciation	(486)	(471)
Total property, plant and equipment, net	$407	$402
Depreciation expense related to property, plant and equipment was $17 million and $16 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Salaries, wages and accrued bonuses	$57	$73
Fringe benefits	65	63
Litigation	2	2
Restructuring costs	12	10
Provision for contract losses	43	36
Operating lease liabilities	24	23
Taxes payable	52	46
Other(1)	36	35
Total other current liabilities	$291	$288
Operating lease liabilities	$74	$68
Unrecognized tax benefits	36	36
Other(1)	19	25
Total other noncurrent liabilities	$129	$129
________________
(1)Consists primarily of warranty reserves and provision for an acquired onerous contract. See Note 13: Commitments and Contingencies for more information regarding the warranty provision.

Note 8. Intangible Assets
Intangible assets consists of the following:

	March 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Intangible Assets	$1,087	$(945)	$142	$1,087	$(940)	$147
Patents and licenses	10	(6)	4	10	(6)	4
Total intangible assets	$1,097	$(951)	$146	$1,097	$(946)	$151

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense related to intangible assets was $5 million and $6 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 9. Income Taxes
Our effective tax rate for the three months ended March 31, 2024 was 21.6%.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2024 and December 31, 2023 is as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Deferred tax assets	$259	$258
Less valuation allowance	22	21
Deferred tax assets	237	237
Deferred tax liabilities	118	118
Net deferred tax asset	$119	$119
Our deferred tax balance associated with our retirement benefit plans includes deferred tax assets of $9 million and $9 million as of March 31, 2024 and December 31, 2023, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Term Loan A	$211	$214
Outstanding revolver	—	—
Finance lease and other	167	158
Short-term borrowings	9	35
Total debt principal	387	407
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	386	406
Less short-term borrowings and current portion of long-term debt	(30)	(57)
Total long-term debt	$356	$349

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at March 31, 2024 was $211 million. The fair value of the 2022 Term Loan A at March 31, 2024 was approximately $206 million; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (“the 2022 Revolving Credit Facility”). As of March 31, 2024 and December 31, 2023, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of March 31, 2024 and December 31, 2023. The weighted average interest rate on the 2022 Revolving Credit Facility as of March 31, 2024 was 6.83%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $115 million and $65 million at March 31, 2024 and December 31, 2023, respectively (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $42 million and $41 million as of March 31, 2024 and December 31, 2023, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of March 31, 2024 and December 31, 2023, the Company recognized $9 million and $35 million, respectively, collected on behalf of the purchasers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 4: Sale of Receivables for more information.
Note 11. Pension and Other Postretirement Benefits
The following table provides certain information regarding the Company's pension, postretirement and supplemental retirement plans for the periods presented:

	Defined Benefit Pension Plans		Postretirement Benefit Plan		Supplemental Retirement Plans
(Dollars in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest cost	$2	$2	$—	$—	$—	$—
Expected return on plan assets	(2)	(1)	—	—	—	—
Net periodic benefit cost	$—	$1	$—	$—	$—	$—
Pension related expenses are reflected in cost of revenues and general and administrative expenses on the Consolidated Statements of Earnings (unaudited).

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Earnings Per Share

	Three Months Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2024	2023
Net earnings	$29	$12
Basic weighted average number of shares outstanding	263	260
Impact of dilutive share-based awards	3	2
Diluted weighted average number of shares outstanding	266	262
Earnings per share attributable to common shareholders - basic	$0.11	$0.05
Earnings per share attributable to common shareholders - diluted	$0.11	$0.05
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the three months ended March 31, 2024:

(Dollars in millions)
Balance at December 31, 2023	$26
Additional provision	3
Reversal and utilization	(2)
Balance at March 31, 2024	$27
Note 14. Related Party Transactions
The Company has related party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party sales for these transactions included in revenues were $8 million and $5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company has related party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party purchases for these transactions are included in cost of revenues and were immaterial for the three months ended March 31, 2024 and March 31, 2023. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $6 million and $8 million, respectively, and payables of $3 million and $4 million, respectively, as of March 31, 2024 and December 31, 2023, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $7 million at March 31, 2024.
Note 15. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. Our Chief Executive Officer is our CODM and he uses a variety of measures to assess the performance of the Company as a whole, depending on the nature of the activity. The Company’s operating and reportable segments consist of ASC and IMS. All other operations, which consists primarily of DRS corporate headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations.
We primarily use adjusted EBITDA, a non-GAAP financial measure, to manage the Company and allocate resources. Adjusted EBITDA of our business segments includes our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal-related transaction costs, other non-operating expenses such as foreign exchange, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA is used to facilitate a comparison of the ordinary,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. This measure assists the CODM in assessing segment operating performance consistently over time without the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the periods ended March 31, 2024 and March 31, 2023 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of March 31, 2024 and March 31, 2023 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the periods ended March 31, 2024 and March 31, 2023 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
ASC	$433	$391
IMS	261	189
Corporate & Eliminations	(6)	(11)
Total revenues	$688	$569

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
ASC	$6	$11
IMS	—	—
Total intersegment revenues	$6	$11

Reconciliation of reportable segment adjusted EBITDA to net earnings consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Adjusted EBITDA
ASC	$41	$37
IMS	29	12
Corporate & Eliminations	—	—
Total adjusted EBITDA	$70	$49
Amortization of intangibles	(5)	(6)
Depreciation	(17)	(16)
Restructuring costs	(4)	—
Interest expense	(5)	(8)
Deal-related transaction costs	(1)	(2)
Other one-time non-operational events	(1)	(1)
Income tax provision	(8)	(4)
Net earnings	$29	$12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the three months ended March 31, 2024, accounted for approximately 81% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 40% and 26%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
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
Part of this learning has resulted in institutionalizing our continuous improvement process through our Business Excellence initiative called the Always Performing for Excellence (“APEX”) program. The APEX program’s goal is to strive for continuous improvement through unification of all of our business practices, tools and metrics, ongoing employee training and innovation. We believe that excellence is not a destination, but by constantly challenging ourselves to be better, we will improve, and ultimately approach excellence. We challenge ourselves to exceed our customers’ expectations and we partner with them to work to ensure that our execution meets their needs.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA Technologies Ltd (“RADA”) operations with approximately 4% of our workforce as of March 31, 2024 residing in Israel. At this time, it is unclear whether supplemental funding for Israel will impact demand for DRS products.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 81% and 80% of our total revenues for the three months ended March 31, 2024 and March 31, 2023, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the three months ended March 31, 2024, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 40% and 26%, respectively, of our total revenues for the three months ended March 31, 2024. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world. The fiscal year (“FY”) 2024 National Defense Authorization Act (“NDAA”) was passed by Congress late in 2023 and signed into law by the President in December 2023. The NDAA authorizes $842 billion in defense spending, including increases in procurement, research, development, testing and engineering, as well as military assistance to Ukraine. In March 2024, the U.S. President’s FY 2025 budget request was released and included $850 billion for national defense programs, which marks a 1% increase over prior year levels. In April 2024, Congress passed and the President signed into law a national security supplemental package that provides for $95 billion in foreign aid for Ukraine, Israel, and the Indo-Pacific, which also includes over $3 billion of funding to support the submarine industrial base.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, generating 91% of our total revenues for the three months ended March 31, 2024. Our remaining revenue is generated from service related contracts. Additionally, 83% of our revenue is derived from firm-fixed price contracts for the three months ended March 31, 2024. This is consistent with the prior year which realized product sales of 91% and firm-fixed price sales of 84% for the three months ended March 31, 2023.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2024 and March 31, 2023, flexibly priced contracts represented 17% and 16% of our total revenues, respectively.
Refer to Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements for additional information.
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
Results from Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended		March 31, 2024 vs. March 31, 2023
(Dollars in millions, except per share amounts)	March 31, 2024	March 31, 2023	$		%
Total revenues	$688	$569	$119		20.9%
Total cost of revenues	(535)	(438)	(97)		22.1%
Gross profit	$153	$131	$22		16.8%
Gross margin	22.2%	23.0%	(80)	bps
General and administrative expenses	(101)	(100)	(1)		1.0%
Amortization of intangibles	(5)	(6)	1		(16.7)%
Other operating expenses, net	(4)	—	(4)		100.0%
Operating earnings	$43	$25	$18		72.0%
Interest expense	(5)	(8)	3		(37.5)%
Other, net	(1)	(1)	—		—%
Earnings before taxes	$37	$16	$21		131.3%
Income tax provision	8	4	4		100.0%
Net earnings	$29	$12	$17		141.7%
Basic EPS	$0.11	$0.05	$0.06		120.0%
Diluted EPS	$0.11	$0.05	$0.06		120.0%
Backlog	$7,845	$4,272	$3,573		83.6%
Bookings	$815	$749	$66		8.8%

Revenue
Our revenue generation of $688 million for the three months ended March 31, 2024 represents an increase of $119 million or 20.9% as compared to the three months ended March 31, 2023. The revenue increase is primarily attributed to continued performance on our electric power and propulsion programs with the U.S. Navy during the period.

Cost of Revenues
Cost of revenues increased by $97 million or 22.1% from $438 million to $535 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The cost of revenue increase was primarily due to the increased revenue contribution realized during the period.
Gross Profit
Gross profit increased by $22 million or 16.8% to $153 million for the three months ended March 31, 2024 as compared to $131 million for the three months ended March 31, 2023, resulting from the revenue and cost of revenue trends noted above.
General and Administrative Expenses
General and administrative (“G&A”) expenses increased by $1 million or 1.0% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Amortization of Intangibles
Amortization of intangibles of $5 million for the three months ended March 31, 2024 decreased $1 million as compared to the three months ended March 31, 2023.
Other Operating Expenses, Net
Other operating expenses were $4 million for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2023. The expense in the current year is largely attributed to continuing restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $18 million to $43 million for the three months ended March 31, 2024. The increase was driven by the gross profit impacts noted above.
Interest Expense
Interest expense decreased by $3 million to $5 million for the three months ended March 31, 2024, as compared to $8 million for the three months ended March 31, 2023. The reduction in interest expenditures is attributed to reduced borrowings on our credit facilities during the period.
Other, Net
Other, net remained consistent realizing an expense of $1 million for the three months ended March 31, 2024 and March 31, 2023.
Earnings Before Taxes
Earnings before taxes increased by $21 million to $37 million for the three months ended March 31, 2024 from $16 million for the three months ended March 31, 2023. This was primarily due to the increases in operating earnings and decreased interest expense as noted above.
Income Tax Provision
Income tax provision increased by $4 million to $8 million for the three months ended March 31, 2024, from $4 million for the three months ended March 31, 2023. This was primarily attributable to the increase in earnings before taxes. This was offset in part by an anticipated increase in the federal research and development credits recorded in the three months ended March 31, 2024. Our effective tax rate was 21.6% for the three months ended March 31, 2024 compared to 25.0% for the three months ended March 31, 2023.

Net Earnings
Net earnings increased by $17 million to $29 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. This was driven by an increase in earnings before taxes offset by the income tax provision increase as noted above.
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
Total backlog increased by $3,573 million to $7,845 million for the three months ended March 31, 2024, from $4,272 million for the three months ended March 31, 2023. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy.
Bookings
Bookings - We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings results for three months ended March 31, 2024 increased to $815 million as compared to $749 million for the three months ended March 31, 2023.
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

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Adjusted EBITDA(1)	$70	$49
Adjusted EBITDA margin(1)	10.2%	8.6%
Adjusted diluted EPS(1)	$0.14	$0.07
Free cash flow(1)	$(275)	$(346)
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
We define these non-GAAP financial measures as:
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as our net earnings before income taxes, amortization of acquired intangible assets, depreciation, restructuring costs, interest, deal-related transaction costs, other non-operating expenses such as foreign exchange, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events as well as gains (losses) on business disposals. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenue. Adjusted EBITDA and adjusted EBITDA margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP. Adjusted EBITDA and adjusted EBITDA margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and adjusted EBITDA margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our Board of Directors and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of adjusted EBITDA to net earnings is provided below.

Consolidated Entity Reconciliation of Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net earnings	$29	$12
Income tax provision	8	4
Amortization of intangibles	5	6
Depreciation	17	16
Restructuring costs	4	—
Interest expense	5	8
Deal-related transaction costs	1	2
Other one-time non-operational events	1	1
Adjusted EBITDA	$70	$49
Adjusted EBITDA margin	10.2%	8.6%
Adjusted EBITDA increased by $21 million or 42.9% to $70 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in adjusted EBITDA for the quarter is primarily attributed to increased revenue volume and related gross profit contribution. This increase realized better absorption of our G&A expenditures driving an increase in adjusted EBITDA.
Adjusted EBITDA margin was 10.2% for the three months ended March 31, 2024 and 8.6% for the three months ended March 31, 2023. The increase for the quarter was primarily due to operational leverage realized on the 20.9% increase in revenue during the three months ended March 31, 2024 as compared to the three month period ended March 31, 2023.
Adjusted Diluted EPS
We calculate adjusted diluted EPS by dividing adjusted net earnings by diluted weighted average number of shares outstanding. We define adjusted net earnings as our net earnings excluding deal-related transaction costs, amortization of acquired intangible assets, restructuring costs, other non-operating expenses such as foreign exchange, non-service pension expenditures, legal liability accrual reversals, and other one-time non-operational events offset by the tax effect of such adjustments, as well as gains (losses) on business disposals (net of tax). We believe that adjusted diluted EPS allows management and investors to effectively compare our core performance from period to period by excluding items that are not indicative of, or are unrelated to, results from our ongoing business. Adjusted diluted EPS has limitations as an analytical tool and does not represent and should not be considered an alternative to basic or diluted EPS as determined in accordance with U.S. GAAP. The reconciliation of adjusted diluted EPS to U.S. GAAP diluted EPS is shown below.

Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2024	2023
Net earnings	$29	$12
Deal-related transaction costs	1	2
Amortization of intangibles	5	6
Restructuring costs	4	—
Other one-time non-operational events	1	1
Tax effect of adjustments	(2)	(2)
Adjusted net earnings	$38	$19

Diluted weighted average number of shares outstanding	266	262
Diluted EPS	$0.11	$0.05
Adjusted diluted EPS	$0.14	$0.07
Diluted weighted average number of shares outstanding for the three months ended March 31, 2024 was 266 million, an increase of 4 million shares as compared to the three months ended March 31, 2023. The increased share count is attributed to stock option exercises and equity vesting. Adjusted diluted EPS of $0.14 for the three months ended March 31, 2024 increased $0.07 as compared with the same period in the prior year. The increase is a product of the increased adjusted net earnings as shown in the table above, partially offset by the increased share count.
Free Cash Flow
We define free cash flow as the sum of the cash flows provided by (used in) operating activities, the cash flows provided by (used in) investing activities pertaining to capital expenditures, proceeds generated from the sale of capital assets and dividends received from investments, less transaction-related expenditures (net of tax) and tax payments on disposals.
We believe that free cash flow provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow also provides insight into our flexibility to allocate capital and pursue opportunities that may enhance stockholder value. We believe that while expenditures and dispositions of property, plant and equipment will fluctuate period to period, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact the measures do not deduct the payments required for debt service and other contractual obligations or payments. The reconciliation between free cash flow and net cash provided by (used in) operating activities is shown below.

Consolidated Entity Reconciliation of Free Cash Flow:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(265)	$(334)
Transaction-related expenditures, net of tax	—	2
Capital expenditures	(10)	(15)
Proceeds from sales of assets	—	1
Free cash flow	$(275)	$(346)
Free cash flow usage decreased by $71 million to $275 million for the three months ended March 31, 2024 from $346 million for the three months ended March 31, 2023. This was primarily due to lower cash used to fund working capital for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.
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
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report on Form 10-K for the year ended December 31, 2023, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business

Environment” in this Quarterly Report for further details on U.S. government spending’s impact on our business.
Operational Performance on Contracts
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. We classify revenues as products or services on our Consolidated Statements of Earnings based on the predominant attributes of the performance obligations. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and time-and-material (“T&M”) contracts. The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures in Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenue	$(9)	$(9)
Total % of revenue	1%	2%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 14% and 9% of our revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is due in part to incremental demand resulting from higher defense spending within Eastern Europe, compounded by continued military aid programs in support of Ukraine in its conflict with Russia. These efforts are highlighted by demand for our battle management, tactical radars and C-UAS products. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for three months ended March 31, 2024.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use revenue, adjusted EBITDA, adjusted EBITDA margin, and bookings to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 15: Segment Information to the Consolidated Financial Statements.

	Three Months Ended March 31,		March 31, 2024 vs. March 31, 2023
(Dollars in millions)	2024	2023	$		%
Revenues:
ASC	$433	$391	$42		10.7%
IMS	261	189	72		38.1%
Corporate & Eliminations	(6)	(11)	5		(45.5)%
Total revenues	$688	$569	$119		20.9%
Adjusted EBITDA:
ASC	$41	$37	$4		10.8%
IMS	29	12	17		141.7%
Corporate & Eliminations	—	—	—		NM
Total adjusted EBITDA	$70	$49	$21		42.9%
Adjusted EBITDA Margin:
ASC	9.5%	9.5%	—	bps
IMS	11.1%	6.3%	480	bps
Bookings:
ASC	$587	$404	$183		45.3%
IMS	228	345	(117)		(33.9)%
Total bookings	$815	$749	$66		8.8%
______________
NM- percentage change not meaningful
ASC
Revenue:
The ASC segment reported revenue of $433 million for the three months ended March 31, 2024, an increase of 10.7% or $42 million from the three months ended March 31, 2023. The revenue increase is attributed to both our advanced sensing and network computing programs. Within our advanced sensing portfolio, revenue growth is highlighted by our ground vehicle, tactical radar and dismounted soldier sensing programs. This was offset in part by the timing of infrared counter measure program revenue realized in the period. Within our network computing programs, our revenue expansion was driven by strong performance from our naval computing solutions.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s adjusted EBITDA increased by $4 million or 10.8% to $41 million from $37 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increase was driven by increased revenue contribution offset slightly by an increase in G&A expenditures.
Adjusted EBITDA margin remained consistent at 9.5% for the three months ended March 31, 2024 and March 31, 2023. The consistent margin is driven by the incremental revenue contribution during the period offset by the incremental G&A investments detailed above.
Bookings:
The ASC segment generated an $183 million or 45.3% increase in bookings for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increase in new awards is driven by increased demand in both our advanced sensing and network computing products. Advanced sensing results were highlighted by international demand for our dismounted soldier solutions, coupled with continued demand for airborne and electronic warfare sensing programs. Our network computing award increase was driven by increased demand for our naval computing solutions. Bookings continue to exceed the revenue output driving an increase in backlog over the period.
IMS
Revenue:
IMS segment revenue increased by $72 million or 38.1% to $261 million for the three months ended March 31, 2024 from $189 million for the three months ended March 31, 2023, attributed to continued momentum in our naval power and propulsion submarine programs, highlighted by the Columbia Class efforts.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s adjusted EBITDA increased by $17 million or 141.7% to $29 million for the three months ended March 31, 2024 from $12 million for the three months ended March 31, 2023. The increase for the quarter is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program. This drove adjusted EBITDA margin up 480 bps to 11.1% compared to the 6.3% realized during the three month period ended March 31, 2023.
Bookings:
Booking contributions decreased by $117 million or 33.9% for the three months ended March 31, 2024, to $228 million from $345 million for the three months ended March 31, 2023. The decrease for the quarter is largely attributed to the timing of Columbia funding.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities, as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2024, was $160 million compared to $467 million as of December 31, 2023.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(265)	$(334)
Net cash used in investing activities	(10)	(14)
Net cash (used in) provided by financing activities	(32)	216
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(307)	$(132)
Free cash flow(1)	$(275)	$(346)
________________
(1)Free cash flow is a non-GAAP measure. The reasons we use this non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Non-GAAP Operating Measures.”
Operating Activities
Cash usage related to operating activities decreased by $69 million from $334 million for the three months ended March 31, 2023 to $265 million for the three months ended March 31, 2024. This was primarily due to lower cash used to fund working capital for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increased working capital for the period was driven by a reduction of our accounts payable balance and investments made in contract assets during the period.
Investing Activities
Net cash used in investing activities decreased by $4 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, primarily due to lower capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $32 million compared to net cash provided by financing activities of $216 million for the three months ended March 31, 2023. The change was primarily due to the outstanding revolver balance of $215 million at March 31, 2023 compared to no outstanding revolver balance at March 31, 2024 and a net decrease in third party borrowings (maturities of 90 days or less) in the current period.
Free Cash Flow
Free cash flow usage decreased by $71 million to $275 million for the three months ended March 31, 2024 from $346 million for the three months ended March 31, 2023. This was primarily due to lower cash used in operating activities noted above for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $211 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of March 31, 2024. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of March 31, 2024 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at March 31, 2024. See Note 10: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $29 million as of March 31, 2024. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note 13: Commitments and Contingencies to the Consolidated Financial Statements in Part 1, Item 1.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
    During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2024

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer