Form 10-Q
period 2024-06-30
Leonardo DRS, Inc.
filed 2024-07-30
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-41565
Leonardo DRS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, there were 263,702,807 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Products	$731	$590	$1,354	$1,110
Services	22	38	87	87
Total revenues	753	628	1,441	1,197
Cost of revenues:
Products	(572)	(458)	(1,060)	(861)
Services	(12)	(25)	(59)	(60)
Total cost of revenues	(584)	(483)	(1,119)	(921)
Gross profit	169	145	322	276
General and administrative expenses	(107)	(90)	(208)	(190)
Amortization of intangibles	(6)	(5)	(11)	(11)
Other operating expenses, net	(1)	(8)	(5)	(8)
Operating earnings	55	42	98	67
Interest expense	(7)	(9)	(12)	(17)
Other, net	(1)	—	(2)	(1)
Earnings before taxes	47	33	84	49
Income tax provision (benefit)	9	(2)	17	2
Net earnings	$38	$35	$67	$47

Net earnings per share from common stock:
Basic earnings per share	$0.14	$0.14	$0.25	$0.18
Diluted earnings per share	$0.14	$0.13	$0.25	$0.18
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net earnings	$38	$35	$67	$47
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income taxes	(1)	1	(1)	1
Pension and other postretirement benefit plan adjustments, net of income taxes	1	1	1	1
Other comprehensive income (loss), net of income taxes	—	2	—	2
Total comprehensive income	$38	$37	$67	$49
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$149	$467
Accounts receivable, net	188	151
Contract assets	1,037	908
Inventories	367	329
Prepaid expenses	31	21
Other current assets	33	42
Total current assets	1,805	1,918
Noncurrent assets:
Property, plant and equipment, net	419	402
Intangible assets, net	144	151
Goodwill	1,238	1,238
Deferred tax assets	122	123
Other noncurrent assets	91	89
Total noncurrent assets	2,014	2,003
Total assets	$3,819	$3,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$22	$57
Accounts payable	263	398
Contract liabilities	348	335
Other current liabilities	263	288
Total current liabilities	896	1,078
Noncurrent liabilities:
Long-term debt	351	349
Pension and other postretirement benefit plan liabilities	36	36
Deferred tax liabilities	4	4
Other noncurrent liabilities	126	129
Total noncurrent liabilities	517	518
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 263,660,716 and 262,525,390 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	5,189	5,175
Accumulated deficit	(2,739)	(2,806)
Accumulated other comprehensive loss	(47)	(47)
Total shareholders' equity	2,406	2,325
Total liabilities and shareholders' equity	$3,819	$3,921
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$67	$47
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	45	42
Deferred income taxes	1	6
Share-based compensation expense	11	8
Other	1	—
Changes in assets and liabilities:
Accounts receivable	(37)	(32)
Contract assets	(129)	(146)
Inventories	(38)	(59)
Prepaid expenses	(10)	3
Other current assets	9	(25)
Other noncurrent assets	14	6
Defined benefit obligations	—	(2)
Other current liabilities	(28)	(91)
Other noncurrent liabilities	(15)	5
Accounts payable	(135)	(167)
Contract liabilities	13	59
Net cash used in operating activities	(231)	(346)
Investing activities
Capital expenditures	(44)	(27)
Proceeds from sales of assets	—	1
Net cash used in investing activities	(44)	(26)
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(35)	(4)
Repayment of third party debt	(141)	(291)
Borrowings of third party debt	135	395
Proceeds from stock issuance	7	6
Cash outlay to reacquire equity instruments	(4)	(1)
Other	(5)	(4)
Net cash (used in) provided by financing activities	(43)	101
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(318)	(271)
Cash and cash equivalents at beginning of year	467	306
Cash and cash equivalents at end of period	$149	$35
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	2	47	49
Share-based compensation activity	—	13	—	—	13
Balance as of June 30, 2023	$3	$5,160	$(47)	$(2,927)	$2,189

Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	67	67
Share-based compensation activity	—	14	—	—	14
Balance as of June 30, 2024	$3	$5,189	$(47)	$(2,739)	$2,406
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (the “DoD”) is our largest customer and accounts for approximately 82% and 81% of our total revenues as an end-user for the six months ended June 30, 2024 and June 30, 2023, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 18% and 19% of our total revenues for the six months ended June 30, 2024 and June 30, 2023, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Revenue and operating earnings	$(10)	$(11)	$(19)	$(20)
Total % of revenue	1%	2%	1%	2%
Net earnings	$(8)	$(9)	$(15)	$(16)
Impact on diluted earnings per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recognized, resulting in contract liabilities. Contract assets and contract liabilities as of the dates presented were:

(Dollars in millions)	June 30, 2024	December 31, 2023
Contract assets	$1,037	$908
Contract liabilities	348	335
Revenue recognized in the six months ended June 30, 2024 and June 30, 2023, that was included in the contract liability balance at the beginning of each period was $222 million and $129 million, respectively.
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
As of June 30, 2024, our total backlog was $7,925 million. We expect to recognize approximately 19% of our June 30, 2024 backlog as revenue over the next six months, with the remainder to be recognized thereafter. Approximately 46% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographical Region
United States	$396	$340	$733	$670
International	91	62	181	112
Intersegment Sales	5	2	11	13
Total	$492	$404	$925	$795
Revenue by Customer Relationship
Prime contractor	$253	$181	$416	$343
Subcontractor	234	221	498	439
Intersegment Sales	5	2	11	13
Total	$492	$404	$925	$795
Revenue by Contract Type
Firm-Fixed Price	$402	$335	$752	$659
Flexibly Priced(1)	85	67	162	123
Intersegment Sales	5	2	11	13
Total	$492	$404	$925	$795
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographical Region
United States	$262	$222	$519	$408
International	4	4	8	7
Intersegment Sales	—	—	—	—
Total	$266	$226	$527	$415
Revenue by Customer Relationship
Prime contractor	$59	$48	$124	$94
Subcontractor	207	178	403	321
Intersegment Sales	—	—	—	—
Total	$266	$226	$527	$415
Revenue by Contract Type
Firm-Fixed Price	$214	$183	$432	$338
Flexibly Priced(1)	52	43	95	77
Intersegment Sales	—	—	—	—
Total	$266	$226	$527	$415
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Accounts receivable	$189	$152
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$188	$151
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million and $275 million as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024 and June 30, 2023, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Beginning balance	$192	$243
Sales of receivables	50	90
Cash returned to purchasers	(205)	(271)
Outstanding balance sold to purchasers	37	62
Cash collected, not remitted to purchasers(1)	(1)	(6)
Remaining sold receivables	$36	$56
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 10: Debt for further information.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Raw materials	$79	$66
Work in progress	279	254
Finished goods	9	9
Total inventories	$367	$329

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Land, buildings and improvements	$382	$342
Plant and machinery	199	197
Equipment and other	338	334
Total property, plant and equipment, at cost	919	873
Less accumulated depreciation	(500)	(471)
Total property, plant and equipment, net	$419	$402
Depreciation expense related to property, plant and equipment was $17 million and $34 million for the three and six months ended June 30, 2024, respectively, and $15 million and $31 million for the three and six months ended June 30, 2023, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Salaries, wages and accrued bonuses	$52	$73
Fringe benefits	67	63
Litigation	2	2
Restructuring costs	6	10
Provision for contract losses	42	36
Operating lease liabilities	26	23
Taxes payable	22	46
Other(1)	46	35
Total other current liabilities	$263	$288
Operating lease liabilities	$70	$68
Unrecognized tax benefits	36	36
Other(1)	20	25
Total other noncurrent liabilities	$126	$129
________________
(1)Consists primarily of warranty reserves and provision for an acquired onerous contract. See Note 13: Commitments and Contingencies for more information regarding the warranty provision.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Intangible Assets
Intangible assets consists of the following:

	June 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(951)	$136	$1,087	$(940)	$147
Patents and licenses	14	(6)	8	10	(6)	4
Total intangible assets	$1,101	$(957)	$144	$1,097	$(946)	$151
Amortization expense related to intangible assets was $6 million and $11 million for the three and six months ended June 30, 2024, respectively, and $5 million and $11 million for the three and six months ended June 30, 2023, respectively.
Note 9. Income Taxes
Our effective tax rate was 19.1% and 20.2% for the three and six months ended June 30, 2024, respectively, and (6.1)% and 4.1% for the three and six months ended June 30, 2023, respectively.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2024 and December 31, 2023 is as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Deferred tax assets	$258	$258
Less valuation allowance	22	21
Deferred tax assets	236	237
Deferred tax liabilities	118	118
Net deferred tax asset	$118	$119
Our deferred tax balance associated with our retirement benefit plans includes deferred tax assets of $8 million and $9 million as of June 30, 2024 and December 31, 2023, respectively, that are recorded in accumulated other comprehensive earnings to recognize the funded status of our retirement plans.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Term Loan A	$208	$214
Outstanding revolver	—	—
Finance lease and other	165	158
Short-term borrowings	1	35
Total debt principal	374	407
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	373	406
Less short-term borrowings and current portion of long-term debt	(22)	(57)
Total long-term debt	$351	$349

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at June 30, 2024 was $208 million. The fair value of the 2022 Term Loan A at June 30, 2024 was approximately $203 million; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (“the 2022 Revolving Credit Facility”). As of June 30, 2024 and December 31, 2023, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of June 30, 2024 and December 31, 2023. The weighted average interest rate on the 2022 Revolving Credit Facility as of June 30, 2024 was 6.79%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $115 million and $65 million at June 30, 2024 and December 31, 2023, respectively (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $37 million and $41 million as of June 30, 2024 and December 31, 2023, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of June 30, 2024 and December 31, 2023, the Company recognized $1 million and $35 million, respectively, collected on behalf of the purchasers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 4: Sale of Receivables for more information.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Pension and Other Postretirement Benefits
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans for the periods presented:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Interest cost	$2	$2	$—	$—	$1	$—
Expected return on plan assets	(1)	(2)	—	—	—	—
Amortization of net actuarial loss	—	1	—	—	—	—
Net periodic benefit cost	$1	$1	$—	$—	$1	$—

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Interest cost	$4	$4	$—	$—	$1	$—
Expected return on plan assets	(3)	(3)	—	—	—	—
Amortization of net actuarial loss	—	1	—	—	—	—
Net periodic benefit cost	$1	$2	$—	$—	$1	$—
Pension related expenses are reflected in cost of revenues and general and administrative expenses on the Consolidated Statements of Earnings.
Note 12. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$38	$35	$67	$47
Basic weighted average number of shares outstanding	263	261	263	261
Impact of dilutive share-based awards	4	3	4	2
Diluted weighted average number of shares outstanding	267	264	267	263
Earnings per share attributable to common shareholders - basic	$0.14	$0.14	$0.25	$0.18
Earnings per share attributable to common shareholders - diluted	$0.14	$0.13	$0.25	$0.18
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the six months ended June 30, 2024:

(Dollars in millions)
Balance at December 31, 2023	$26
Additional provision	12
Reversal and utilization	(11)
Balance at June 30, 2024	$27

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 14. Related Party Transactions
The Company has related party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party sales for these transactions included in revenues were $3 million and $11 million for the three and six months ended June 30, 2024, respectively, and $6 million and $11 million for the three and six months ended June 30, 2023, respectively. The Company also has related party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party purchases for these transactions are included in cost of revenues and were immaterial for the three and six months ended June 30, 2024 and June 30, 2023. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $6 million and $8 million, respectively, and payables of $3 million and $4 million, respectively, as of June 30, 2024 and December 31, 2023, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $4 million at June 30, 2024.
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
Certain information related to our segments for the periods ended June 30, 2024 and June 30, 2023 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of June 30, 2024 and June 30, 2023 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total revenues and intersegment revenues by segment for the periods ended June 30, 2024 and June 30, 2023 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
ASC	$492	$404	$925	$795
IMS	266	226	527	415
Corporate & Eliminations	(5)	(2)	(11)	(13)
Total revenues	$753	$628	$1,441	$1,197

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
ASC	$5	$2	$11	$13
IMS	—	—	—	—
Total intersegment revenues	$5	$2	$11	$13

Reconciliation of reportable segment adjusted EBITDA to net earnings consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Adjusted EBITDA
ASC	$55	$36	$96	$73
IMS	27	26	56	38
Corporate & Eliminations	—	—	—	—
Total adjusted EBITDA	$82	$62	$152	$111
Amortization of intangibles	(6)	(5)	(11)	(11)
Depreciation	(17)	(15)	(34)	(31)
Restructuring costs	(1)	(8)	(5)	(8)
Interest expense	(7)	(9)	(12)	(17)
Deal-related transaction costs	(3)	(1)	(4)	(3)
Other one-time non-operational events	(1)	9	(2)	8
Income tax (provision) benefit	(9)	2	(17)	(2)
Net earnings	$38	$35	$67	$47

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
Business Overview and Considerations
General
DRS is an innovative and agile provider of advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection, as well as electric power and propulsion. The strength of our market positioning in these technology areas have created a foundational and diverse base of programs across the U.S. Department of Defense (the “DoD”). We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to address evolving and emerging threats. We view more advanced capabilities in sensing, computing, self-protection and power as necessary to enable these strategic priorities.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the six months ended June 30, 2024, accounted for approximately 82% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 39% and 30%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA Technologies Ltd (“RADA”) operations with approximately 4% of our workforce as of June 30, 2024 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 82% and 81% of our total revenues for the six months ended June 30, 2024 and June 30, 2023, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the six months ended June 30, 2024, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 39% and 30%, respectively, of our total revenues for the six months ended June 30, 2024. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94% of our total revenues for the six months ended June 30, 2024. Our remaining revenue was generated from service related contracts. Additionally, 82% of our revenue was derived from firm-fixed price contracts for the six months ended June 30, 2024. This was consistent with the prior year comparable period which realized product related revenue of 93% and revenue from firm-fixed price contracts of 83% for the six months ended June 30, 2023.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the six months ended June 30, 2024 and June 30, 2023, flexibly priced contracts represented 18% and 17% of our total revenues, respectively.
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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2024	2023	$		%
Total revenues	$753	$628	$125		19.9%
Total cost of revenues	(584)	(483)	(101)		20.9%
Gross profit	$169	$145	$24		16.6%
Gross margin	22.4%	23.1%	(70)	bps
General and administrative expenses	(107)	(90)	(17)		18.9%
Amortization of intangibles	(6)	(5)	(1)		20.0%
Other operating expenses, net	(1)	(8)	7		(87.5)%
Operating earnings	$55	$42	$13		31.0%
Interest expense	(7)	(9)	2		(22.2)%
Other, net	(1)	—	(1)		100.0%
Earnings before taxes	$47	$33	$14		42.4%
Income tax provision (benefit)	9	(2)	11		(550.0)%
Net earnings	$38	$35	$3		8.6%
Basic EPS	$0.14	$0.14	$—		—%
Diluted EPS	$0.14	$0.13	$0.01		7.7%
Backlog	$7,925	$4,357	$3,568		81.9%
Bookings	$941	$698	$243		34.8%

	Six Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2024	2023	$		%
Total revenues	$1,441	$1,197	$244		20.4%
Total cost of revenues	(1,119)	(921)	(198)		21.5%
Gross profit	$322	$276	$46		16.7%
Gross margin	22.3%	23.1%	(80)	bps
General and administrative expenses	(208)	(190)	(18)		9.5%
Amortization of intangibles	(11)	(11)	—		—%
Other operating expenses, net	(5)	(8)	3		(37.5)%
Operating earnings	$98	$67	$31		46.3%
Interest expense	(12)	(17)	5		(29.4)%
Other, net	(2)	(1)	(1)		100.0%
Earnings before taxes	$84	$49	$35		71.4%
Income tax provision (benefit)	17	2	15		750.0%
Net earnings	$67	$47	$20		42.6%
Basic EPS	$0.25	$0.18	$0.07		38.9%
Diluted EPS	$0.25	$0.18	$0.07		38.9%
Backlog	$7,925	$4,357	$3,568		81.9%
Bookings	$1,756	$1,447	$309		21.4%

Revenue
Our revenue generation of $753 million for the three months ended June 30, 2024 represents an increase of $125 million, or 19.9%, as compared to the three months ended June 30, 2023. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts in dismounted and ground vehicle sensing, tactical radars and electric power and propulsion.

Our revenue generation of $1,441 million for the six months ended June 30, 2024 represents an increase of $244 million, or 20.4%, as compared to the six months ended June 30, 2023. The revenue increase for the six months ended June 30, 2024 is consistent with the three months ended June 30, 2023, driven by our continued backlog growth across each of our operating segments, highlighted by our efforts in dismounted and ground vehicle sensing, tactical radars and electric power and propulsion.
Cost of Revenues
Cost of revenues increased by $101 million, or 20.9%, from $483 million to $584 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period.
Cost of revenues increased by $198 million, or 21.5%, from $921 million to $1,119 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period.
Gross Profit
Gross profit increased by $24 million, or 16.6%, to $169 million for the three months ended June 30, 2024, as compared to $145 million for the three months ended June 30, 2023 and gross profit increased by $46 million, or 16.7%, to $322 million for the six months ended June 30, 2024 as compared to $276 million for the six months ended June 30, 2023, resulting from the revenue and cost of revenues trends noted above.
General and Administrative Expenses
General and administrative (“G&A”) expenses increased by $17 million, or 18.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased by $18 million, or 9.5%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to the reversal of a legal liability accrual during the prior year period.
Amortization of Intangibles
Amortization of intangibles of $6 million for the three months ended June 30, 2024 increased $1 million as compared to the three months ended June 30, 2023. Amortization of intangibles of $11 million remained consistent for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other Operating Expenses, Net
Other operating expenses were $1 million for the three months ended June 30, 2024 compared to $8 million for the three months ended June 30, 2023. Other operating expenses were $5 million for the six months ended June 30, 2024 compared to $8 million for the six months ended June 30, 2023. The expense in both periods is attributed to restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $13 million to $55 million for the three months ended June 30, 2024. Operating earnings increased by $31 million to $98 million for the six months ended June 30, 2024. The increase was driven by the gross profit impacts noted above.
Interest Expense
Interest expense decreased by $2 million to $7 million for the three months ended June 30, 2024, as compared to $9 million for the three months ended June 30, 2023. Interest expense decreased by $5 million to $12 million for the six months ended June 30, 2024, as compared to $17 million for the six months ended June 30, 2023. The reduction in interest expenditures is attributed to reduced borrowings on our credit facilities during the current year periods.
Other, Net
Other, net remained relatively consistent for the three and six months ended June 30, 2024 and June 30, 2023.
Earnings Before Taxes
Earnings before taxes increased by $14 million to $47 million for the three months ended June 30, 2024 from $33 million for the three months ended June 30, 2023 and increased by $35 million to $84 million for the six months ended June 30, 2024 from $49 million for the six months ended June 30, 2023. This was primarily due to the increases in operating earnings and decreased interest expense as noted above.
Income Tax Provision (Benefit)
Income tax provision (benefit) increased by $11 million to $9 million (provision) for the three months ended June 30, 2024, from $2 million (benefit) for the three months ended June 30, 2023. Income tax provision increased by $15 million to $17 million for the six months ended June 30, 2024, from $2 million for the six months ended June 30, 2023. This was primarily attributable to the recognition of a discrete tax benefit associated with historic research and development credits recorded during the six months ended June 30, 2023. Our effective tax rate was 19.1% and 20.2% for the three and six months ended June 30, 2024, respectively, compared to (6.1)% and 4.1% for the three and six months ended June 30, 2023, respectively.
Net Earnings
Net earnings increased by $3 million to $38 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. Net earnings increased by $20 million to $67 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. This was driven by an increase in earnings before taxes offset by the income tax provision increase as noted above.
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
The following table summarizes the value of our total backlog as of June 30, 2024, incorporating both funded and unfunded components:

(Dollars in millions)	June 30, 2024
Funded	$3,676
Unfunded	4,249
Total backlog	$7,925

Total backlog increased by $3,568 million to $7,925 million as of June 30, 2024, from $4,357 million as of June 30, 2023. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended June 30, 2024 increased to $941 million as compared to $698 million for the three months ended June 30, 2023. Bookings for the six months ended June 30, 2024 increased to $1,756 million as compared to $1,447 million for the six months ended June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Adjusted EBITDA(1)	$82	$62	$152	$111
Adjusted EBITDA margin(1)	10.9%	9.9%	10.5%	9.3%
Adjusted diluted EPS(1)	$0.18	$0.15	$0.32	$0.22
Free cash flow(1)			$(274)	$(356)
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
Consolidated Entity Reconciliation of Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net earnings	$38	$35	$67	$47
Income tax provision (benefit)	9	(2)	17	2
Amortization of intangibles	6	5	11	11
Depreciation	17	15	34	31
Restructuring costs	1	8	5	8
Interest expense	7	9	12	17
Deal-related transaction costs	3	1	4	3
Other one-time non-operational events	1	(9)	2	(8)
Adjusted EBITDA	$82	$62	$152	$111
Adjusted EBITDA margin	10.9%	9.9%	10.5%	9.3%

Adjusted EBITDA increased by $20 million, or 32.3%, to $82 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in adjusted EBITDA for the quarter is primarily attributed to increased revenue volume and related gross profit contribution. This increase realized better absorption of our G&A expenditures driving an increase in adjusted EBITDA. For the six months ended June 30, 2024, adjusted EBITDA increased by $41 million, or 36.9%, to $152 million from $111 million for the six months ended June 30, 2023.
Adjusted EBITDA margin was 10.9% and 10.5% for the three and six months ended June 30, 2024, respectively, and 9.9% and 9.3% for the three and six months ended June 30, 2023, respectively. The increase for the quarter was primarily due to operational leverage realized on the 19.9% increase in revenue during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
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
Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$38	$35	$67	$47
Deal-related transaction costs	3	1	4	3
Amortization of intangibles	6	5	11	11
Restructuring costs	1	8	5	8
Other one-time non-operational events	1	(9)	2	(8)
Tax effect of adjustments	(2)	(1)	(4)	(3)
Adjusted net earnings	$47	$39	$85	$58

Diluted weighted average number of shares outstanding	267	264	267	263
Diluted EPS	$0.14	$0.13	$0.25	$0.18
Adjusted diluted EPS	$0.18	$0.15	$0.32	$0.22
Diluted weighted average number of shares outstanding for the three and six months ended June 30, 2024 was 267 million and 267 million, respectively, an increase of 3 million and 4 million shares as compared to the three and six months ended June 30, 2023, respectively. The increased share count is attributed to stock option exercises and equity vesting. Adjusted diluted EPS of $0.18 and $0.32 for the three and six months ended June 30, 2024 increased $0.03 and $0.10, respectively, as compared with the same periods in the prior year. The increase is a product of the increased adjusted net earnings as shown in the table above, partially offset by the increased share count.
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
Consolidated Entity Reconciliation of Free Cash Flow:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(231)	$(346)
Transaction-related expenditures, net of tax	1	16
Capital expenditures	(44)	(27)
Proceeds from sales of assets	—	1
Free cash flow	$(274)	$(356)
Free cash flow usage decreased by $82 million to $274 million for the six months ended June 30, 2024 from $356 million for the six months ended June 30, 2023. This was primarily due to lower cash used to fund working capital for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$(10)	$(11)	$(19)	$(20)
Total % of revenue	1%	2%	1%	2%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 13% and 10% of our revenue for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase is due in part to incremental demand resulting from higher defense spending within Eastern Europe, compounded by continued military aid programs in support of Ukraine in its conflict with Russia. These efforts are highlighted by demand for our battle management, tactical radars and C-UAS products. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for six months ended June 30, 2024.

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

	Three Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$		%
Revenues:
ASC	$492	$404	$88		21.8%
IMS	266	226	40		17.7%
Corporate & Eliminations	(5)	(2)	(3)		150.0%
Total revenues	$753	$628	$125		19.9%
Adjusted EBITDA:
ASC	$55	$36	$19		52.8%
IMS	27	26	1		3.8%
Corporate & Eliminations	—	—	—		NM
Total adjusted EBITDA	$82	$62	$20		32.3%
Adjusted EBITDA Margin:
ASC	11.2%	8.9%	230	bps
IMS	10.2%	11.5%	(130)	bps
Bookings:
ASC	$616	$469	$147		31.3%
IMS	325	229	96		41.9%
Total bookings	$941	$698	$243		34.8%
________________
NM- percentage change not meaningful

	Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$		%
Revenues:
ASC	$925	$795	$130		16.4%
IMS	527	415	112		27.0%
Corporate & Eliminations	(11)	(13)	2		(15.4)%
Total revenues	$1,441	$1,197	$244		20.4%
Adjusted EBITDA:
ASC	$96	$73	$23		31.5%
IMS	56	38	18		47.4%
Corporate & Eliminations	—	—	—		NM
Total adjusted EBITDA	$152	$111	$41		36.9%
Adjusted EBITDA Margin:
ASC	10.4%	9.2%	120	bps
IMS	10.6%	9.2%	140	bps
Bookings:
ASC	$1,203	$873	$330		37.8%
IMS	553	574	(21)		(3.7)%
Total bookings	$1,756	$1,447	$309		21.4%
________________
NM- percentage change not meaningful
ASC
Revenue:
The ASC segment reported revenue of $492 million and $925 million for the three and six months ended June 30, 2024, an increase of 21.8%, or $88 million, from the three months ended June 30, 2023 and 16.4%, or $130 million, from the six months ended June 30, 2023. The revenue increase is attributed to both our advanced sensing and network computing programs. Within our advanced sensing portfolio, revenue growth is highlighted by our ground vehicle, tactical radar and dismounted soldier sensing programs. This was offset in part by the timing of infrared counter measure program revenue realized in the period. Within our network computing programs, our revenue expansion was driven by strong performance from our naval computing solutions.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s adjusted EBITDA increased by $19 million, or 52.8%, from $36 million for the three months ended June 30, 2023 to $55 million for the three months ended June 30, 2024. The increase was driven by increased revenue contribution offset slightly by an increase in G&A expenditures. This drove adjusted EBITDA margin up 230 bps to 11.2% compared to the 8.9% realized during the three months ended June 30, 2023.
For the six months ended June 30, 2024, adjusted EBITDA increased by $23 million, or 31.5%, from $73 million for the six months ended June 30, 2023 to $96 million for the six months ended June 30, 2024. The increase was driven by increased revenue contribution offset slightly by an increase in G&A expenditures. This drove adjusted EBITDA margin up 120 bps to 10.4% compared to the 9.2% realized during the six month period ended June 30, 2023.
Bookings:
The ASC segment generated an $147 million, or 31.3%, increase in bookings for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. The increase in new awards is driven by increased demand in both our advanced sensing and force protection products.

Advanced sensing results were highlighted by demand for our dismounted soldier solutions, coupled with continued demand for airborne force protection programs. Bookings continue to exceed the revenue output driving an increase in backlog over the period.
For the six months ended June 30, 2024 bookings increased $330 million, or 37.8%, from the six months ended June 30, 2023, to $1,203 million.
IMS
Revenue:
IMS segment revenue increased by $40 million, or 17.7%, to $266 million for the three months ended June 30, 2024 from $226 million for the three months ended June 30, 2023, attributed to continued progress in our naval power and propulsion submarine programs as we execute our existing backlog, highlighted by the Columbia Class efforts.
IMS segment revenue increased by $112 million, or 27.0%, to $527 million for the six months ended June 30, 2024 from $415 million for the six months ended June 30, 2023, attributed to continued progress in our naval power and propulsion submarine programs as we execute our existing backlog, highlighted by the Columbia Class efforts.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s adjusted EBITDA increased by $1 million, or 3.8%, to $27 million for the three months ended June 30, 2024 from $26 million for the three months ended June 30, 2023. The increase for the quarter is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program. Adjusted EBITDA margin decreased 130 bps to 10.2% compared to the 11.5% realized during the three months ended June 30, 2023 primarily due to program delays and related costs realized within our land systems integration business on a foreign surveillance integration program.
For the six months ended June 30, 2024, adjusted EBITDA increased by $18 million, or 47.4%, to $56 million for the six months ended June 30, 2024 from $38 million for the six months ended June 30, 2023. The increase for the period is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program, offset in part by the program delays on our foreign surveillance program, resulting in adjusted EBITDA margin up 140 bps to 10.6% compared to the 9.2% realized during the six months ended June 30, 2023.
Bookings:
Booking contributions increased by $96 million, or 41.9%, to $325 million for the three months ended June 30, 2024 from $229 million for the three months ended June 30, 2023. The increase for the quarter is largely attributed to new awards realized on our Columbia Class electric power and propulsion, C-UAS and short-range air defense programs.
For the six months ended June 30, 2024 bookings decreased by $21 million, or 3.7%, from the six months ended June 30, 2023 to $553 million. The decrease for the six months ended is largely attributed to the timing of Columbia Class funding received in the prior year. This was largely offset by new awards realized on our Patriot Canister and short-range air defense programs.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2024, was $149 million compared to $467 million as of December 31, 2023.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(231)	$(346)
Net cash used in investing activities	(44)	(26)
Net cash (used in) provided by financing activities	(43)	101
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(318)	$(271)
Free cash flow(1)	$(274)	$(356)
________________
(1)Free cash flow is a non-GAAP measure. The reasons we use this non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Non-GAAP Operating Measures.”
Operating Activities
Cash usage related to operating activities decreased by $115 million from $346 million for the six months ended June 30, 2023 to $231 million for the six months ended June 30, 2024. This was primarily due to lower cash used to fund working capital for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The increased working capital for the period was driven by a reduction of our accounts payable balance and investments made in contract assets during the period.
Investing Activities
Net cash used in investing activities increased by $18 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, primarily due to higher capital expenditures attributed to our naval expansion project in South Carolina.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $43 million compared to net cash provided by financing activities of $101 million for the six months ended June 30, 2023. The change was primarily due to the reduction of revolver borrowing, reducing the outstanding balance from $110 million at June 30, 2023 compared to no outstanding revolver balance at June 30, 2024. Additionally, we realized a net decrease in third party borrowings (maturities of 90 days or less) in the current period when compared to the same period in the prior year.
Free Cash Flow (non-GAAP)
Free cash flow usage decreased by $82 million to $274 million for the six months ended June 30, 2024 from $356 million for the six months ended June 30, 2023. This was primarily due to lower cash used in operating activities noted above for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $208 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of June 30, 2024. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of June 30, 2024 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at June 30, 2024. See Note 10: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $27 million as of June 30, 2024. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5. OTHER INFORMATION
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
    During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1†	Leonardo DRS, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024)
10.2†
Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (amended and restated effective May 15, 2024) (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 dated May 17, 2024, File No. 333-279493)

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

† Management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2024

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer