Form 10-Q
period 2024-09-30
Leonardo DRS, Inc.
filed 2024-10-30
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2024, there were 264,397,059 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
In this quarterly report on Form 10-Q (this “Quarterly Report”), when using the terms the “Company,” “DRS,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Leonardo DRS, Inc. This Quarterly Report contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Products	$762	$651	$2,116	$1,761
Services	50	52	137	139
Total revenues	812	703	2,253	1,900
Cost of revenues:
Products	(601)	(504)	(1,661)	(1,365)
Services	(32)	(37)	(91)	(97)
Total cost of revenues	(633)	(541)	(1,752)	(1,462)
Gross profit	179	162	501	438
General and administrative expenses	(98)	(96)	(306)	(286)
Amortization of intangibles	(6)	(5)	(17)	(16)
Other operating expenses, net	—	(2)	(5)	(10)
Operating earnings	75	59	173	126
Interest expense	(5)	(10)	(17)	(27)
Other, net	(1)	(1)	(3)	(2)
Earnings before taxes	69	48	153	97
Income tax provision	12	1	29	3
Net earnings	$57	$47	$124	$94

Net earnings per share from common stock:
Basic earnings per share	$0.22	$0.18	$0.47	$0.36
Diluted earnings per share	$0.21	$0.18	$0.46	$0.36
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net earnings	$57	$47	$124	$94
Other comprehensive income (loss):
Foreign currency translation loss, net of income taxes	—	(1)	(1)	—
Pension and other postretirement benefit plan adjustments, net of income taxes	—	1	1	2
Other comprehensive income (loss), net of income taxes	—	—	—	2
Total comprehensive income	$57	$47	$124	$96
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$198	$467
Accounts receivable, net	237	151
Contract assets	997	908
Inventories	363	329
Prepaid expenses	29	21
Other current assets	36	42
Total current assets	1,860	1,918
Noncurrent assets:
Property, plant and equipment, net	415	402
Intangible assets, net	138	151
Goodwill	1,238	1,238
Deferred tax assets	124	123
Other noncurrent assets	86	89
Total noncurrent assets	2,001	2,003
Total assets	$3,861	$3,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$22	$57
Accounts payable	292	398
Contract liabilities	315	335
Other current liabilities	251	288
Total current liabilities	880	1,078
Noncurrent liabilities:
Long-term debt	345	349
Pension and other postretirement benefit plan liabilities	34	36
Deferred tax liabilities	6	4
Other noncurrent liabilities	122	129
Total noncurrent liabilities	507	518
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 264,308,455 and 262,525,390 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	5,200	5,175
Accumulated deficit	(2,682)	(2,806)
Accumulated other comprehensive loss	(47)	(47)
Total shareholders' equity	2,474	2,325
Total liabilities and shareholders' equity	$3,861	$3,921
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$124	$94
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	68	63
Deferred income taxes	1	(13)
Share-based compensation expense	16	12
Other	1	1
Changes in assets and liabilities:
Accounts receivable	(86)	(34)
Contract assets	(89)	(189)
Inventories	(34)	(64)
Prepaid expenses	(8)	3
Other current assets	6	(8)
Other noncurrent assets	14	13
Defined benefit obligations	(2)	(8)
Other current liabilities	(36)	(82)
Other noncurrent liabilities	(21)	6
Accounts payable	(106)	(129)
Contract liabilities	(20)	25
Net cash used in operating activities	(172)	(310)
Investing activities
Capital expenditures	(56)	(42)
Proceeds from sales of assets	1	—
Net cash used in investing activities	(55)	(42)
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(35)	(11)
Repayment of third party debt	(238)	(454)
Borrowings of third party debt	230	555
Proceeds from stock issuance	13	8
Cash outlay to reacquire equity instruments	(4)	(1)
Other	(8)	(4)
Net cash (used in) provided by financing activities	(42)	93
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(269)	(259)
Cash and cash equivalents at beginning of year	467	306
Cash and cash equivalents at end of period	$198	$47
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of June 30, 2023	$3	$5,160	$(47)	$(2,927)	$2,189
Total comprehensive income	—	—	—	47	47
Share-based compensation activity	—	6	—	—	6
Balance as of September 30, 2023	$3	$5,166	$(47)	$(2,880)	$2,242

Balance as of June 30, 2024	$3	$5,189	$(47)	$(2,739)	$2,406
Total comprehensive income	—	—	—	57	57
Share-based compensation activity	—	11	—	—	11
Balance as of September 30, 2024	$3	$5,200	$(47)	$(2,682)	$2,474

Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	2	94	96
Share-based compensation activity	—	19	—	—	19
Balance as of September 30, 2023	$3	$5,166	$(47)	$(2,880)	$2,242

Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	124	124
Share-based compensation activity	—	25	—	—	25
Balance as of September 30, 2024	$3	$5,200	$(47)	$(2,682)	$2,474
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (the “DoD”) is our largest customer and accounts for approximately 81% and 80% of our total revenues as an end-user for the nine months ended September 30, 2024 and 2023, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 19% and 20% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing
Our Advanced Sensing and Computing (“ASC”) segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers.
Our leading sensing capabilities span applications including missions requiring advanced passive and active detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance, precision, clarity, definition, spectral depth and effectiveness. Furthermore, we seek to leverage our multi-decade experience to optimize size, weight, power and cost tailored to our customers’ specific mission requirements, including in space-based applications for earth surveillance and missile tracking.
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
C.New Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. We are currently evaluating the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
impact of adopting this new pronouncement and will adopt the amendments for annual disclosures in fiscal 2024.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. We are currently evaluating the impact of adopting this new pronouncement and plan to adopt these amendments using the prospective approach for annual disclosures in fiscal 2025.
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Revenue and operating earnings	$(10)	$6	$(29)	$(14)
Total % of revenue	1%	1%	1%	1%
Net earnings	$(8)	$5	$(23)	$(11)
Impact on diluted earnings per share	$(0.03)	$0.02	$(0.09)	$(0.04)
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. Contract assets and contract liabilities as of the dates presented were:

(Dollars in millions)	September 30, 2024	December 31, 2023
Contract assets	$997	$908
Contract liabilities	315	335
Revenue recognized in the nine months ended September 30, 2024 and 2023, that was included in the contract liability balance at the beginning of each period was $275 million and $157 million, respectively.
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
As of September 30, 2024, our total backlog was $8,264 million. We expect to recognize approximately 12% of our September 30, 2024 backlog as revenue over the next three months, with the remainder to be recognized thereafter. Approximately 50% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographical Region
United States	$426	$376	$1,159	$1,046
International	101	50	282	162
Intersegment Sales	6	5	17	18
Total	$533	$431	$1,458	$1,226
Revenue by Customer Relationship
Prime contractor	$200	$227	$616	$570
Subcontractor	327	199	825	638
Intersegment Sales	6	5	17	18
Total	$533	$431	$1,458	$1,226
Revenue by Contract Type
Firm-Fixed Price	$446	$356	$1,198	$1,015
Flexibly Priced(1)	81	70	243	193
Intersegment Sales	6	5	17	18
Total	$533	$431	$1,458	$1,226
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographical Region
United States	$277	$272	$796	$680
International	8	5	16	12
Intersegment Sales	—	—	—	—
Total	$285	$277	$812	$692
Revenue by Customer Relationship
Prime contractor	$58	$62	$182	$156
Subcontractor	227	215	630	536
Intersegment Sales	—	—	—	—
Total	$285	$277	$812	$692
Revenue by Contract Type
Firm-Fixed Price	$238	$234	$670	$572
Flexibly Priced(1)	47	43	142	120
Intersegment Sales	—	—	—	—
Total	$285	$277	$812	$692
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	September 30, 2024	December 31, 2023
Accounts receivable	$238	$152
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$237	$151
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million and $275 million as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024 and 2023, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Beginning balance	$192	$243
Sales of receivables	60	110
Cash returned to purchasers	(241)	(332)
Outstanding balance sold to purchasers	11	21
Cash collected, not remitted to purchasers(1)	(1)	(1)
Remaining sold receivables	$10	$20
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 10: Debt for further information.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	September 30, 2024	December 31, 2023
Raw materials	$90	$66
Work in progress	267	254
Finished goods	6	9
Total inventories	$363	$329

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2024	December 31, 2023
Land, buildings and improvements	$372	$342
Plant and machinery	198	197
Equipment and other	354	334
Total property, plant and equipment, at cost	924	873
Less accumulated depreciation	(509)	(471)
Total property, plant and equipment, net	$415	$402
Depreciation expense related to property, plant and equipment was $17 million and $51 million for the three and nine months ended September 30, 2024, respectively, and $16 million and $47 million for the three and nine months ended September 30, 2023, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	September 30, 2024	December 31, 2023
Salaries, wages and accrued bonuses	$70	$73
Fringe benefits	66	63
Litigation	—	2
Restructuring costs	1	10
Provision for contract losses	39	36
Operating lease liabilities	27	23
Taxes payable	9	46
Other(1)	39	35
Total other current liabilities	$251	$288
Operating lease liabilities	$66	$68
Unrecognized tax benefits	37	36
Other(1)	19	25
Total other noncurrent liabilities	$122	$129
________________
(1)Consists primarily of warranty reserves and provision for an acquired onerous contract. See Note 13: Commitments and Contingencies for more information regarding the warranty provision.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Intangible Assets
Intangible assets consists of the following:

	September 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(956)	$131	$1,087	$(940)	$147
Patents and licenses	14	(7)	7	10	(6)	4
Total intangible assets	$1,101	$(963)	$138	$1,097	$(946)	$151
Amortization expense related to intangible assets was $6 million and $17 million for the three and nine months ended September 30, 2024, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2023, respectively.
Note 9. Income Taxes
Our effective tax rate was 17.4% and 19.0% for the three and nine months ended September 30, 2024, respectively, and 2.1% and 3.1% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with historic research and development credits.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in millions)	September 30, 2024	December 31, 2023
Gross deferred tax assets	$257	$258
Less valuation allowance	23	21
Deferred tax assets	234	237
Deferred tax liabilities	116	118
Net deferred tax asset	$118	$119
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which, among other items, allows a company to purchase transferable tax credits. During the three and nine months ended September 30, 2024, the Company purchased $25 million in tax credits for approximately $23 million in cash. These credits were used to offset the Company’s federal tax liability for 2023.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2024	December 31, 2023
2022 Term Loan A	$205	$214
Outstanding revolver	—	—
Finance lease and other	162	158
Short-term borrowings	1	35
Total debt principal	368	407
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	367	406
Less short-term borrowings and current portion of long-term debt	(22)	(57)
Total long-term debt	$345	$349

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement (“2022 Term Loan A”). Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at September 30, 2024 was $205 million. The fair value of the 2022 Term Loan A at September 30, 2024 was approximately $201 million; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for working capital needs of the Company (the “2022 Revolving Credit Facility”). As of September 30, 2024 and December 31, 2023, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of September 30, 2024 and December 31, 2023. The weighted average interest rate on the 2022 Revolving Credit Facility as of September 30, 2024 was 6.78%.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $130 million and $65 million at September 30, 2024 and December 31, 2023, respectively (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $47 million and $41 million as of September 30, 2024 and December 31, 2023, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Short-term Borrowings
As of September 30, 2024 and December 31, 2023, the Company recognized $1 million and $35 million, respectively, collected on behalf of the purchasers of our trade receivables pursuant to our factoring arrangements as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 4: Sale of Receivables for more information.
Note 11. Pension and Other Postretirement Benefits
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans for the periods presented:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Interest cost	$1	$2	$—	$—	$—	$1
Expected return on plan assets	(1)	(2)	—	—	—	—
Settlement expense	1	—	—	—	—	—
Net periodic benefit cost	$1	$—	$—	$—	$—	$1

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Interest cost	$5	$6	$—	$—	$1	$1
Expected return on plan assets	(4)	(5)	—	—	—	—
Amortization of net actuarial gain	—	1	—	—	—	—
Settlement expense	1	—	—	—	—	—
Net periodic benefit cost	$2	$2	$—	$—	$1	$1
Pension related expenses are reflected in cost of revenues and general and administrative expenses on the Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Earnings Per Share (“EPS”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$57	$47	$124	$94
Basic weighted average number of shares outstanding	264	262	263	261
Impact of dilutive share-based awards	4	3	4	3
Diluted weighted average number of shares outstanding	268	265	267	264
Earnings per share attributable to common shareholders - basic	$0.22	$0.18	$0.47	$0.36
Earnings per share attributable to common shareholders - diluted	$0.21	$0.18	$0.46	$0.36
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Management believes that adequate provisions for such potential audits, investigations, claims and contract adjustments, if any, have been made in the financial statements.
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the nine months ended September 30, 2024:

(Dollars in millions)
Balance at December 31, 2023	$26
Additional provision	12
Reversal and utilization	(10)
Balance at September 30, 2024	$28
Note 14. Related Party Transactions
The Company has related party sales with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party sales for these transactions included in revenues were $6 million and $17 million for the three and nine months ended September 30, 2024, respectively, and $8 million and $19 million for the three and nine months ended September 30, 2023, respectively. The Company also has related party purchases with the ultimate majority stockholder and its other affiliates that occur in the regular course of business. Related party purchases for these transactions are included in cost of revenues and were $3 million and $5 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $3 million for the three and nine months ended September 30, 2023, respectively. The receivables related to these transactions with the ultimate majority stockholder and its other affiliates of $7 million and $8 million, respectively, and payables of $4 million and $4 million, respectively, as of September 30, 2024 and December 31, 2023, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $12 million at September 30, 2024.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations.
Certain information related to our segments for the periods ended September 30, 2024 and 2023 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of September 30, 2024 and 2023 has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Total revenues and intersegment revenues by segment for the periods ended September 30, 2024 and 2023 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
ASC	$533	$431	$1,458	$1,226
IMS	285	277	812	692
Corporate & Eliminations	(6)	(5)	(17)	(18)
Total revenues	$812	$703	$2,253	$1,900

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
ASC	$6	$5	$17	$18
IMS	—	—	—	—
Total intersegment revenues	$6	$5	$17	$18

Reconciliation of reportable segment adjusted EBITDA to net earnings consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Adjusted EBITDA
ASC	$64	$48	$160	$121
IMS	36	34	92	72
Corporate & Eliminations	—	—	—	—
Total adjusted EBITDA	$100	$82	$252	$193
Amortization of intangibles	(6)	(5)	(17)	(16)
Depreciation	(17)	(16)	(51)	(47)
Restructuring costs	—	(2)	(5)	(10)
Interest expense	(5)	(10)	(17)	(27)
Deal-related transaction costs	(1)	(1)	(5)	(4)
Other one-time non-operational events	(2)	—	(4)	8
Income tax provision	(12)	(1)	(29)	(3)
Net earnings	$57	$47	$124	$94

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the nine months ended September 30, 2024, accounted for approximately 81% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 32%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
Our sensing capabilities span numerous applications, including missions requiring advanced passive and active detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA Technologies Ltd (“RADA”) operations with approximately 5% of our workforce as of September 30, 2024 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 81% and 80% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the nine months ended September 30, 2024, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 32%, respectively, of our total revenues for the nine months ended September 30, 2024. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world. In March 2024, the U.S. President’s fiscal year (“FY”) 2025 budget request was released and included $850 billion for national defense programs, which marks a 1% increase over prior year levels. In April 2024, Congress passed and the President signed into law a national security supplemental package that provides for $95 billion in foreign aid for Ukraine, Israel, and the Indo-Pacific, which also includes over $3 billion of funding to support the submarine industrial base.
To prevent a government shutdown at the end of FY 2024, Congress passed a Continuing Resolution (“CR”) at the end of September, and the President signed the legislation into law on September 26, 2024. The extension is effective through December 20, 2024, allowing lawmakers more time to potentially complete the FY 2025 appropriations bills. In the event of a U.S. government shutdown or an extended period of CR, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including, but not limited to, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. The significance of these impacts will primarily be based on the length of the CR or shutdown.
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
Under U.S. GAAP, contract costs, including allowable general and administrative expenses on certain government contracts, are charged to work in progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulation (“FAR”) and the Defense Federal Acquisition Regulation Supplement (“DFARS”), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94% of our total revenues for the nine months ended September 30, 2024. Our remaining revenue was generated from service related contracts. Additionally, 83% of our revenue was derived from firm-fixed price contracts for the nine months ended September 30, 2024. This was consistent with the prior year comparable period which realized product related revenue of 93% and revenue from firm-fixed price contracts of 84% for the nine months ended September 30, 2023.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the nine months ended September 30, 2024 and 2023, flexibly priced contracts represented 17% and 16% of our total revenues, respectively.
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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2024	2023	$		%
Total revenues	$812	$703	$109		15.5%
Total cost of revenues	(633)	(541)	(92)		17.0%
Gross profit	$179	$162	$17		10.5%
Gross margin	22.0%	23.0%	(100)	bps
General and administrative expenses	(98)	(96)	(2)		2.1%
Amortization of intangibles	(6)	(5)	(1)		20.0%
Other operating expenses, net	—	(2)	2		(100.0)%
Operating earnings	$75	$59	$16		27.1%
Interest expense	(5)	(10)	5		(50.0)%
Other, net	(1)	(1)	—		—%
Earnings before taxes	$69	$48	$21		43.8%
Income tax provision	12	1	11		1100.0%
Net earnings	$57	$47	$10		21.3%
Basic EPS	$0.22	$0.18	$0.04		22.2%
Diluted EPS	$0.21	$0.18	$0.03		16.7%
Backlog	$8,264	$4,719	$3,545		75.1%
Bookings	$1,051	$1,055	$(4)		(0.4)%

	Nine Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2024	2023	$		%
Total revenues	$2,253	$1,900	$353		18.6%
Total cost of revenues	(1,752)	(1,462)	(290)		19.8%
Gross profit	$501	$438	$63		14.4%
Gross margin	22.2%	23.1%	(90)	bps
General and administrative expenses	(306)	(286)	(20)		7.0%
Amortization of intangibles	(17)	(16)	(1)		6.3%
Other operating expenses, net	(5)	(10)	5		(50.0)%
Operating earnings	$173	$126	$47		37.3%
Interest expense	(17)	(27)	10		(37.0)%
Other, net	(3)	(2)	(1)		50.0%
Earnings before taxes	$153	$97	$56		57.7%
Income tax provision	29	3	26		866.7%
Net earnings	$124	$94	$30		31.9%
Basic EPS	$0.47	$0.36	$0.11		30.6%
Diluted EPS	$0.46	$0.36	$0.10		27.8%
Backlog	$8,264	$4,719	$3,545		75.1%
Bookings	$2,807	$2,502	$305		12.2%

Revenue
Our revenue generation of $812 million for the three months ended September 30, 2024 represents an increase of $109 million, or 15.5%, as compared to the three months ended September 30, 2023. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within advanced sensing, force protection and weapon system support activities.

Our revenue generation of $2,253 million for the nine months ended September 30, 2024 represents an increase of $353 million, or 18.6%, as compared to the nine months ended September 30, 2023. The revenue increase for the nine months ended September 30, 2024 is consistent with the three months ended September 30, 2024, driven by our continued backlog growth across each of our operating segments, highlighted by our efforts in each of our key market areas including advanced sensing, electric power and propulsion, force protection and network computing.
Cost of Revenues
Cost of revenues increased by $92 million, or 17.0%, from $541 million to $633 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period.
Cost of revenues increased by $290 million, or 19.8%, from $1,462 million to $1,752 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period.
Gross Profit
Gross profit increased by $17 million, or 10.5%, to $179 million for the three months ended September 30, 2024, as compared to $162 million for the three months ended September 30, 2023 and gross profit increased by $63 million, or 14.4%, to $501 million for the nine months ended September 30, 2024 as compared to $438 million for the nine months ended September 30, 2023, resulting from the revenue and cost of revenues trends noted above.
General and Administrative Expenses
General and administrative (“G&A”) expenses increased by $2 million, or 2.1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. G&A increased by $20 million, or 7.0%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the reversal of a legal liability accrual during the prior year period.
Amortization of Intangibles
Amortization of intangibles increased $1 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.
Other Operating Expenses, Net
There were no other operating expenses for the three months ended September 30, 2024 compared to $2 million for the three months ended September 30, 2023. Other operating expenses were $5 million for the nine months ended September 30, 2024 compared to $10 million for the nine months ended September 30, 2023. The expense in both periods is attributed to restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $16 million to $75 million for the three months ended September 30, 2024. Operating earnings increased by $47 million to $173 million for the nine months ended September 30, 2024. The increase was driven by the gross profit impacts noted above.

Interest Expense
Interest expense decreased by $5 million to $5 million for the three months ended September 30, 2024, as compared to $10 million for the three months ended September 30, 2023. Interest expense decreased by $10 million to $17 million for the nine months ended September 30, 2024, as compared to $27 million for the nine months ended September 30, 2023. The reduction in interest expense is attributed to reduced borrowings on our credit facilities during the current year periods.
Other, Net
Other, net remained relatively consistent for the three and nine months ended September 30, 2024 and 2023.
Earnings Before Taxes
Earnings before taxes increased by $21 million to $69 million for the three months ended September 30, 2024 from $48 million for the three months ended September 30, 2023 and increased by $56 million to $153 million for the nine months ended September 30, 2024 from $97 million for the nine months ended September 30, 2023. This was primarily due to the increases in operating earnings and decreased interest expense as noted above.
Income Tax Provision
Income tax provision increased by $11 million to $12 million for the three months ended September 30, 2024, from $1 million for the three months ended September 30, 2023. Income tax provision increased by $26 million to $29 million for the nine months ended September 30, 2024, from $3 million for the nine months ended September 30, 2023. This increase was attributed to an increase in earnings before taxes noted above, coupled with the recognition of a discrete tax benefit associated with historic research and development credits recorded during the three and nine months ended September 30, 2023. Our effective tax rate was 17.4% and 19.0% for the three and nine months ended September 30, 2024, respectively, compared to 2.1% and 3.1% for the three and nine months ended September 30, 2023, respectively.
Net Earnings
Net earnings increased by $10 million to $57 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. Net earnings increased by $30 million to $124 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. This was driven by an increase in earnings before taxes offset by the income tax provision increase as noted above.
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

The following table summarizes the value of our total backlog as of September 30, 2024, incorporating both funded and unfunded components:

(Dollars in millions)	September 30, 2024
Funded	$3,899
Unfunded	4,365
Total backlog	$8,264
Total backlog increased by $3,545 million to $8,264 million as of September 30, 2024, from $4,719 million as of September 30, 2023. The backlog increase was driven primarily by the receipt of a multi-boat contract to support the electric propulsion efforts on the Columbia Class submarine program with the U.S. Navy.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended September 30, 2024 decreased to $1,051 million as compared to $1,055 million for the three months ended September 30, 2023. Bookings for the nine months ended September 30, 2024 increased to $2,807 million as compared to $2,502 million for the nine months ended September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Adjusted EBITDA(1)	$100	$82	$252	$193
Adjusted EBITDA margin(1)	12.3%	11.7%	11.2%	10.2%
Adjusted diluted EPS(1)	$0.24	$0.20	$0.56	$0.42
Free cash flow(1)			$(226)	$(335)
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

Consolidated Entity Reconciliation of Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net earnings	$57	$47	$124	$94
Income tax provision	12	1	29	3
Amortization of intangibles	6	5	17	16
Depreciation	17	16	51	47
Restructuring costs	—	2	5	10
Interest expense	5	10	17	27
Deal-related transaction costs	1	1	5	4
Other one-time non-operational events	2	—	4	(8)
Adjusted EBITDA	$100	$82	$252	$193
Adjusted EBITDA margin	12.3%	11.7%	11.2%	10.2%

Adjusted EBITDA increased by $18 million, or 22.0%, to $100 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in adjusted EBITDA for the quarter is primarily attributed to increased revenue volume and related gross profit contribution. This increase realized better absorption of our G&A expenditures driving an increase in adjusted EBITDA. For the nine months ended September 30, 2024, adjusted EBITDA increased by $59 million, or 30.6%, to $252 million from $193 million for the nine months ended September 30, 2023.
Adjusted EBITDA margin was 12.3% and 11.2% for the three and nine months ended September 30, 2024, respectively, and 11.7% and 10.2% for the three and nine months ended September 30, 2023, respectively. The increase for the quarter was primarily due to operational leverage realized on the 15.5% increase in revenue during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
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

Consolidated Entity Reconciliation of Adjusted Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$57	$47	$124	$94
Deal-related transaction costs	1	1	5	4
Amortization of intangibles	6	5	17	16
Restructuring costs	—	2	5	10
Other one-time non-operational events	2	—	4	(8)
Tax effect of adjustments	(2)	(2)	(6)	(5)
Adjusted net earnings	$64	$53	$149	$111

Diluted weighted average number of shares outstanding	268	265	267	264
Diluted EPS	$0.21	$0.18	$0.46	$0.36
Adjusted diluted EPS	$0.24	$0.20	$0.56	$0.42
Diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2024 was 268 million and 267 million, respectively, an increase of 3 million and 3 million shares as compared to the three and nine months ended September 30, 2023, respectively. The increased share count is attributed to stock option exercises and equity vesting. Adjusted diluted EPS of $0.24 and $0.56 for the three and nine months ended September 30, 2024 increased $0.04 and $0.14, respectively, as compared to the same periods in the prior year. The increase is a product of the increased adjusted net earnings as shown in the table above, partially offset by the increased share count.
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

Consolidated Entity Reconciliation of Free Cash Flow:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(172)	$(310)
Transaction-related expenditures, net of tax	1	17
Capital expenditures	(56)	(42)
Proceeds from sales of assets	1	—
Free cash flow	$(226)	$(335)
Free cash flow usage decreased by $109 million to $226 million for the nine months ended September 30, 2024 from $335 million for the nine months ended September 30, 2023. This was primarily due to lower cash used to fund working capital for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-

price development programs, have had on our revenues for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$(10)	$6	$(29)	$(14)
Total % of revenue	1%	1%	1%	1%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 13% and 9% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. The increase is due in part to incremental demand resulting from higher defense spending within Eastern Europe, compounded by continued military aid programs in support of Ukraine in its conflict with Russia. These efforts are highlighted by demand for our battle management, tactical radars and C-UAS products. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$		%
Revenues:
ASC	$533	$431	$102		23.7%
IMS	285	277	8		2.9%
Corporate & Eliminations	(6)	(5)	(1)		20.0%
Total revenues	$812	$703	$109		15.5%
Adjusted EBITDA:
ASC	$64	$48	$16		33.3%
IMS	36	34	2		5.9%
Corporate & Eliminations	—	—	—		NM
Total adjusted EBITDA	$100	$82	$18		22.0%
Adjusted EBITDA Margin:
ASC	12.0%	11.1%	90	bps
IMS	12.6%	12.3%	30	bps
Bookings:
ASC	$685	$820	$(135)		(16.5)%
IMS	366	235	131		55.7%
Total bookings	$1,051	$1,055	$(4)		(0.4)%
________________
NM- percentage change not meaningful

	Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$		%
Revenues:
ASC	$1,458	$1,226	$232		18.9%
IMS	812	692	120		17.3%
Corporate & Eliminations	(17)	(18)	1		(5.6)%
Total revenues	$2,253	$1,900	$353		18.6%
Adjusted EBITDA:
ASC	$160	$121	$39		32.2%
IMS	92	72	20		27.8%
Corporate & Eliminations	—	—	—		NM
Total adjusted EBITDA	$252	$193	$59		30.6%
Adjusted EBITDA Margin:
ASC	11.0%	9.9%	110	bps
IMS	11.3%	10.4%	90	bps
Bookings:
ASC	$1,888	$1,693	$195		11.5%
IMS	919	809	110		13.6%
Total bookings	$2,807	$2,502	$305		12.2%
________________
NM- percentage change not meaningful

ASC
Revenue:
The ASC segment reported revenue of $533 million and $1,458 million for the three and nine months ended September 30, 2024, respectively, an increase of 23.7%, or $102 million, from the three months ended September 30, 2023 and 18.9%, or $232 million, from the nine months ended September 30, 2023. The revenue increase is attributed to both our advanced sensing and force protection programs. Within our advanced sensing portfolio, revenue growth is highlighted by our ground vehicle and dismounted soldier sensing programs while our force protection programs were enhanced by our tactical radar portfolio. This was offset in part by a reduction in airborne sensing revenue realized in the period.
Adjusted EBITDA and Adjusted EBITDA Margin:
ASC’s adjusted EBITDA increased by $16 million, or 33.3%, from $48 million for the three months ended September 30, 2023 to $64 million for the three months ended September 30, 2024. The increase was driven by increased revenue contribution offset slightly by an increase in G&A expenditures. This drove adjusted EBITDA margin up 90 bps to 12.0% compared to the 11.1% realized during the three months ended September 30, 2023.
For the nine months ended September 30, 2024, adjusted EBITDA increased by $39 million, or 32.2%, from $121 million for the nine months ended September 30, 2023 to $160 million for the nine months ended September 30, 2024. The increase was driven by increased revenue contribution offset slightly by an increase in G&A expenditures. This drove adjusted EBITDA margin up 110 bps to 11.0% compared to the 9.9% realized during the nine month period ended September 30, 2023.
Bookings:
The ASC segment generated a $135 million, or 16.5%, decrease in bookings for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The decrease in new awards is largely attributed to accelerated awards realized during the year, which pulled our new awards to earlier in the year. The decline in the current quarter is also attributed to our dismounted soldier sensing programs which received incremental funding in the third quarter of 2023 compared to the award receipt in the second quarter of 2024. Bookings continue to exceed the revenue output driving an increase in backlog over the period.
For the nine months ended September 30, 2024 bookings increased $195 million, or 11.5%, from the nine months ended September 30, 2023, to $1,888 million.
IMS
Revenue:
IMS segment revenue increased by $8 million, or 2.9%, to $285 million for the three months ended September 30, 2024 from $277 million for the three months ended September 30, 2023, which is attributed to increased contribution from our short-range air defense force protection programs. This was offset in part by a reduction in surface ship power program revenue realized during the period.
IMS segment revenue increased by $120 million, or 17.3%, to $812 million for the nine months ended September 30, 2024 from $692 million for the nine months ended September 30, 2023, which is attributed to continued progress in our naval power and propulsion submarine programs as we execute our existing backlog, highlighted by the Columbia Class efforts.
Adjusted EBITDA and Adjusted EBITDA Margin:
IMS’s adjusted EBITDA increased by $2 million, or 5.9%, to $36 million for the three months ended September 30, 2024 from $34 million for the three months ended September 30, 2023. The increase for the quarter is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program. As a result of the Columbia Class performance, adjusted EBITDA margin increased 30 bps to 12.6% compared to the 12.3% realized during the three months ended September 30, 2023.
For the nine months ended September 30, 2024, adjusted EBITDA increased by $20 million, or 27.8%, to $92 million for the nine months ended September 30, 2024 from $72 million for the nine months ended September 30, 2023. The increase for the period is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program, offset in part by the program delays on our foreign surveillance program, resulting in adjusted EBITDA margin up 90 bps to 11.3% compared to the 10.4% realized during the nine months ended September 30, 2023.
Bookings:
Booking contributions increased by $131 million, or 55.7%, to $366 million for the three months ended September 30, 2024 from $235 million for the three months ended September 30, 2023. The increase for the quarter is largely attributed to new awards realized on our Columbia Class electric power and propulsion and short-range air defense programs.
For the nine months ended September 30, 2024 bookings increased by $110 million, or 13.6%, from the nine months ended September 30, 2023 to $919 million. The increase for the nine months ended is largely attributed to the receipt of short-range air defense program awards offset in part by accelerated receipt of Columbia Class funding in the prior year.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities and free cash flow, a non-GAAP measure described in more detail below. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2024, was $198 million compared to $467 million as of December 31, 2023.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(172)	$(310)
Net cash used in investing activities	(55)	(42)
Net cash (used in) provided by financing activities	(42)	93
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(269)	$(259)
Free cash flow(1)	$(226)	$(335)
________________
(1)Free cash flow is a non-GAAP measure. The reasons we use this non-GAAP financial measure and its reconciliation to the most directly comparable U.S. GAAP financial measure is provided above under “—Key Non-GAAP Operating Measures.”

Operating Activities
Cash usage related to operating activities decreased by $138 million from $310 million for the nine months ended September 30, 2023 to $172 million for the nine months ended September 30, 2024. This was primarily due to lower cash used to fund working capital for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The decrease in cash used to fund working capital for the period was caused by a reduction of investments made in contract assets during the period.
Investing Activities
Net cash used in investing activities increased by $13 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, primarily due to higher capital expenditures attributed to our naval expansion project in South Carolina.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $42 million compared to net cash provided by financing activities of $93 million for the nine months ended September 30, 2023. The change was primarily due to the reduction of revolver borrowing, reducing the outstanding balance from $110 million at September 30, 2023 compared to no outstanding revolver balance at September 30, 2024. Additionally, we realized a higher net decrease in third party borrowings (maturities of 90 days or less) in the current period when compared to the same period in the prior year.
Free Cash Flow (non-GAAP)
Free cash flow usage decreased by $109 million to $226 million for the nine months ended September 30, 2024 from $335 million for the nine months ended September 30, 2023. This was primarily due to lower cash used in operating activities noted above for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $205 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of September 30, 2024. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of September 30, 2024 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at September 30, 2024. See Note 10: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $29 million as of September 30, 2024. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5. OTHER INFORMATION
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K, except as follows(1):

Name and title	Date of adoption of 10b5-1 Plan(2)	Scheduled expiration date of 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
William J. Lynn III, Chief Executive Officer	8/27/2024	8/29/2025	Up to 180,000 shares
John Baylouny, Executive Vice President, Chief Operating Officer	8/13/2024	4/30/2025	Up to 40,715 shares
Michael D. Dippold, Executive Vice President, Chief Financial Officer	8/13/2024	6/30/2025	Up to 76,863 shares
Mark A. Dorfman, Executive Vice President, General Counsel & Secretary	8/21/2024	6/30/2025	Up to 67,268 shares
Sally Wallace, Executive Vice President Operations	8/29/2024	4/30/2025	Up to 8,393 shares
Pamela Morrow, Senior Vice President Controller	8/29/2024	6/30/2025	Up to 31,093 shares
________________
(1)Each trading arrangement listed is a “Rule 10b5-1 Trading Arrangement” and is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
(2)Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(3)Each Rule 10b5-1 Plan may expire on the earlier of the scheduled expiration date or such earlier date as all shares under the plan are sold.

(4)Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.
(5)The actual number of shares under each Rule 10b5-1 Plan may be different than the aggregate number of shares listed based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units (as applicable).

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
Date: October 30, 2024

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer