Form 10-K
period 2024-12-31
Leonardo DRS, Inc.
filed 2025-03-03
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was approximately $1,875 million.
As of February 28, 2025, there were 265,157,699 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leonardo DRS, Inc.’s 2025 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2025 definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
In this annual report on Form 10-K (this “Annual Report”), when using the terms the “Company”, “DRS”, “we”, “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Leonardo DRS, Inc. This Annual Report contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “strives,” “targets,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial goals, financial position, results of operations, cash flows, prospects, strategies or expectations, and the impact of prevailing economic conditions.
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
•    Our mix of fixed-price, cost-plus and time-and-materials type contracts and any resulting impact on our cash flows due to cost overruns;
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
•    Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act (“FCPA”), the Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), recent U.S. tariffs imposed or threatened to be imposed on other countries and any related retaliatory actions taken by such countries and those that we are exposed to as a result of our international business;
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
•Future changes in the DoD’s budget;

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
•    Any conflict of interest that may arise because Leonardo US Holding, LLC (“US Holding”), our majority stockholder, or Leonardo S.p.A., our indirect majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•    Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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

PART I
ITEM 1. BUSINESS
Overview
Leonardo DRS, Inc. provides advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection and electric power and propulsion technologies and solutions. Our innovative spirit and agility inherent in a mid-sized defense company, together with our established market position in these areas have created a foundational and diverse base of programs across the DoD. We believe DRS is well positioned to not only support our customers in today’s mission but to also provide more autonomous, dynamic, interconnected, and multi-domain capabilities to defend against and counter evolving and emerging threats. We view enhancement of capabilities in sensing, computing, self-protection and power as necessary to enable the strategic priorities of the DoD and our other customers.
DRS benefits from an over 55-year legacy of providing innovative and differentiated products and solutions for defense applications. From our earliest offerings to today’s best-in-class products offerings including naval propulsion, electro-optical sensors, electronic warfare systems and other mission critical technologies, we have continually sought to develop advanced technologies enabling solutions to address complex national security challenges. We continue to target our investments toward high growth areas of the U.S. defense budget. Our diverse technologies, systems and solutions are used across land, air, sea, space and cyber domains on a wide range of platforms for the DoD and the defense agencies of our international allies. Across the spectrum of multi-domain operations, we believe our core capabilities will help the U.S. and its allies maintain a strategic advantage over their adversaries.
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
In March 2024, the U.S. President’s fiscal year (“FY”) 2025 budget request was released and included $850 billion in base funding for national defense programs, which is largely flat over prior year levels. Following that, the FY 2025 National Defense Authorization Act (“NDAA”) was passed by Congress late in 2024 and signed into law by the President in December 2024. The NDAA authorizes $850 billion in defense spending, including increases in procurement, research, development, testing and engineering. On December 21, 2024, Congress passed a continuing resolution to extend funding through March 14, 2025, allowing lawmakers more time to consider appropriations for FY 2025. Additionally, the current U.S. administration has discussed various changes to defense spending levels ranging from across-the-board percentage cuts, to a change in spending allocations in favor of new priorities, and potential increases in the top-line spending profile. It remains unclear whether and to what extent the DoD’s budget may change and, if it does, to what extent our business, financial condition and results of operations may be affected.
Customers
The U.S. government is our largest customer. Revenues derived directly or indirectly from the U.S. government represented 79%, 80% and 84% of our total revenues for full year 2024, 2023, and 2022, respectively. Our U.S. government sales are concentrated with the DoD, which constitutes the majority of our U.S. government revenue for any given year, including the entirety of our government sales in 2024. Our revenues with the DoD span the Navy, Army, Air Force and other DoD agencies which represented 37%, 32%, 3% and 7%, respectively, of our total revenues for 2024.

The remaining 21% of our revenues for 2024 were derived from sales to foreign governments as well as commercial sales within the U.S. and abroad. Our international sales consist primarily of transactions with foreign governments for defense applications.
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
Contracts
As a mid-tier defense company with a diverse portfolio of technology that includes offerings at the system, sub-system and component level, we approach each market opportunity with the flexibility and agility inherent in a mid-sized defense company to provide the most value to our customers. We serve as either prime contractor or a subcontractor on key contracts based on the competitive dynamics of each opportunity. We determine our prime versus subcontract position based on our competitive position, likelihood of contract win and overall profit contribution. For 2024, our revenue consisted of 37% as a prime contractor direct with the government and 63% as a subcontractor, typically as a system provider to the platform provider. In a prime or subcontractor position our contractual terms and conditions and profit levels are relatively consistent.
We derive a significant portion of our revenue from long-term programs and programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A significant percentage of our revenue is derived from programs that are in the production phase.
While the majority of our revenue is derived from the U.S. government, we have a diverse business mix within the U.S. government funding. Currently no single contract represented more than 10% of our revenues for 2024, 2023, and 2022.
The amount of our revenues attributable to our contracts by contract type during 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Firm-fixed price	$2,710	$2,373	$2,347
Flexibly priced(1)	524	453	346
______________
(1) Includes revenue derived from cost-type and time-and-materials contracts.
Typically we enter into three types of contracts: fixed-price contracts, cost-plus contracts and time-and-materials (“T&M”) contracts (cost-plus contracts and T&M contracts are aggregated above as flexibly priced contracts). Our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are sometimes of the cost-plus type, and service contracts are sometimes the T&M type. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio.
•Fixed-price contracts may provide for a fixed price, or they may be fixed-price-incentive-fee contracts. Under fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under fixed-

price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.
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
•Time-and-materials type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on time-and-materials type contracts include amounts for the cost of direct labor, indirect contract costs and profit.
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

	December 31,
(Dollars in millions)	2024	2023	2022
Backlog:
Funded(1)	$4,177	$3,397	$2,783
Unfunded(1)	4,332	4,354	1,486
Total backlog(1)	$8,509	$7,751	$4,269
________________
(1)See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Materials, Manufacturing and Suppliers
Our manufacturing processes for our products include the assembly of purchased components and subsystems and testing of products at various stages in the assembly process. Although materials and purchased components generally are available from a number of different suppliers, several suppliers serve as the sole source of certain components. If a supplier should cease to deliver such components, generally, but not in all cases, we would expect that other sources would be available; however, added cost and manufacturing delays might result. We have experienced delays attributable to supply shortages, including but not limited to germanium, as well as other raw materials. We have also experienced delays as a result of quality and other related problems with respect to certain components.
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
Research and Development
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related customer contract. R&D costs are expensed as incurred. Company-funded R&D costs charged to general and administrative expenses totaled $92 million, $82 million and $58 million in 2024, 2023 and 2022, respectively.
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
Human Capital
Our performance depends on the skills, expertise, education and experience of our workforce. As of December 31, 2024, our workforce included approximately 7,000 employees, of which, approximately 520 (or 7%) were represented by labor unions. We continuously strive to maintain a culture that fosters and rewards growth, agility, problem-solving, innovation and operational excellence. Our engineers work on programs that require advanced technology, such as sensing, electro-optical infrared systems, laser systems, network computing, cyber, communications systems, integration and power propulsion. Some of our employees maintain security clearances which allows us to conduct business activities for our customers’ classified programs.
Our people are committed to upholding the Company’s core values of integrity; agility; excellence; customer focus; community and respect; and innovation. Our commitment to ethical business practices is outlined in our Code of Ethics & Business Conduct (the “Code”). The Code applies to all employees and establishes our expectations for appropriate business conduct in a variety of scenarios. Our employees receive annual compliance training and must formally confirm their commitment to upholding the standards set forth in our Code and ethics program.
We recognize that our success depends on our ability to attract, develop and retain a qualified workforce. To accomplish this, we have comprehensive talent acquisition and talent management programs established to attract and retain our employees. We recognize and reward the performance of our employees and provide market-based and competitive compensation. We offer an expansive suite of benefits for our employees and their families to support their physical, emotional and financial well-being.
Maintaining a safe work environment for our employees is of utmost importance. We have policies, processes, and training in place to comply with health and safety laws and to prevent workplace hazards from occurring. Emphasis is placed on encouraging safe behaviors and creating a culture of continuous improvement to minimize or eliminate workplace incidents and illnesses.
Our strong commitment to employee and leadership development, talent management, and succession planning ensures our workforce is prepared for the critical skills necessary for the work today and for future opportunities. We are developing our current leaders and preparing the next generation of leaders to demonstrate behaviors and attributes that are aligned with our core values. We work to develop bench strength for our leadership team and other critical roles.
Our mission and core values are the driving force behind our actions to maintain an engaged and motivated workforce. We continuously strive to deliver employee programs that support employee performance, development, well-being, and health and safety. In addition, we are actively engaged in supporting our local communities, active military and their families, and veterans through our charitable giving, employer matching and volunteerism programs.
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
On June 21, 2022, the Company entered into a definitive agreement with RADA Electronic Industries Ltd. (“RADA”), a leading provider of advanced software-defined military tactical radars, to merge and become a combined public company. On November 28, 2022 the merger was completed and RADA became a wholly-owned subsidiary of Leonardo DRS. As a result of the merger, we now hold an approximately 10% interest in RadSee Technologies Ltd. an early-stage radar technology company organized in Israel.
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
Legislation and Regulation
As a U.S. government contractor, we (and our subcontractors and others with whom we do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements increase our performance and compliance costs and risks and regularly evolve. Considerable uncertainty exists regarding future legislation and regulations as the current administration has issued changing guidance on a wide array of topics including but not limited to the Executive Order issued in January 2025, which requires, in relevant part, that every Federal contract or grant award include a clause that requires the contractor or grant recipient to (1) agree that its compliance with all applicable federal anti-discrimination laws is material to the government’s payment decisions on such contract or grant for purposes of the False Claims Act, and (2) certify that it does not operate any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, recovery of employee compensation costs, counterfeit parts, anti-human trafficking, specialty metals and conflict minerals) can significantly increase our costs and risks and reduce our profitability. If we fail to comply with procurement regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, any of which could have a material adverse effect on our business, financial condition and results of operations. See Part I Item 1A, “Risk Factors—Risks Relating to Our Business—We are subject to a number of procurement, international trade, and other rules, regulations and requirements related to our industry, our products, and the businesses we operate. If we fail to comply with such rules, regulations or other requirements we may be subject to civil and/or criminal penalties and/or administrative sanctions” in this Annual Report.
We (including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws,

regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulation Supplement, the Export Control Reform Act, including the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated such requirements, we may be subject to: reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
Governance Structure
As a U.S. defense contractor with high level personnel and facility security clearances, DRS, our immediate majority stockholder US Holding, LLC and our indirect majority stockholder Leonardo S.p.A. have entered into a proxy agreement with the DoD to mitigate against the potential for undue foreign ownership control and influence (“FOCI”) on the performance of classified programs by implementing various limitations on US Holding’s and Leonardo S.p.A.’s rights as the direct foreign majority stockholder of DRS, respectively. Specifically, US Holding has authorized certain cleared U.S. persons to operate as its proxies and exercise the key prerogatives of stock ownership. We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The proxy agreement requires that DRS have the financial and operational ability to operate as an independent entity under an independent Board, subject to certain limited, enumerated consent rights of the majority stockholder (including material mergers and acquisitions and incurrence of debt). See Part I Item 1A, “Risk Factors—Risks Relating to Our Ownership and Status under the Proxy Agreement — We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
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
Our Indirect Majority Stockholder
Leonardo S.p.A., a global high-technology company, is a leading global Aerospace, Defense and Security company and one of Italy’s main industrial companies. Organized into five business Sectors, Leonardo S.p.A. has a significant industrial presence in Italy, the United Kingdom, Germany, Poland, Switzerland and the USA, where it operates through subsidiaries, joint ventures and partnerships, including GIE ATR, MBDA, Telespazio, Thales Alenia Space, and Hensoldt AG. Leonardo S.p.A. competes internationally by leveraging its areas of technological and product leadership (Helicopters, Defense Electronics & Security, Aircraft, Aerostructures and Space). Listed on the Milan Stock Exchange (under the trading symbol “LDO”), in 2024 Leonardo S.p.A. recorded preliminary consolidated revenues of €17.8 billion and invested €2.5 billion in R&D. The group has been part of the Dow Jones Sustainability Index (“DJSI”) since 2010 and was again named as sustainability global leader in the Aerospace & Defense sector of DJSI in 2023.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Our website is https://www.leonardodrs.com. We make available on our website, free of charge, the regular and periodic reports that we file with or furnish to the SEC, as well as amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report.
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

•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-materials type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
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
•Our efforts to localize our business operations in new territories present significant challenges and could adversely affect our growth strategy and our financial performance.
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
•Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage mergers and acquisitions or change of control transactions.
•Risks related to ownership of our common stock.

Risks Relating to Our Business
We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with all branches of the U.S. military. Revenues derived directly or indirectly from contracts with the U.S. government represented approximately 79%, 80% and 84% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 32%, respectively, of our total revenues for the year ended December 31, 2024. Because our customer base is concentrated within the U.S. defense industry, any disruption or deterioration in our relationship with the U.S. government and its prime contractors, or any change in the U.S. government’s willingness to commit substantial resources to the continued purchase of our products, could significantly reduce our revenues and have a material adverse impact on our business, financial condition and results of operations.
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
Considerable uncertainty exists regarding future budget and program decisions, including U.S. defense spending priorities, what challenges budget reductions will present for the defense industry, whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2025 and thereafter, and how the current administration will approach those decisions through the budgeting process. Additionally, the current U.S. administration has discussed various changes to defense spending levels ranging from across-the-board percentage cuts, to a change in spending allocations in favor of new priorities, and potential increases in the top-line spending profile. It remains unclear whether and to what extent the DoD’s budget may change and, if it does, to what extent our business, financial condition and results of operations may be affected. Additionally, the U.S. government’s budget deficit and the national debt could also significantly affect government budgeting priorities and could have an adverse impact on our business, financial condition and results of operations in a number of ways, including the following:

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
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-materials type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
We generate revenue through various fixed-price, cost-plus and time-and-materials contracts. For a general description of our U.S. government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
For the years ended December 31, 2024, 2023, and 2022, approximately 84%, 84% and 87%, respectively, of our revenue was derived from fixed-price contracts. We assume financial risk on fixed-price contracts due to the risk of potential cost overruns, particularly for firm-fixed price contracts in which we assume all of the cost burden. Our failure to anticipate or address risks or technical problems, estimate costs accurately or control costs during performance will reduce our profit or cause a loss on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, engineering or development challenges, fluctuations in raw materials prices, higher than expected inflation, increased labor costs, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay actual or liquidated damages or suffer significant losses if the customer terminates our contract. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. For further information, see “—Risks Relating to Our Business—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.” Our results of operations depend on our ability to maximize our earnings from our contracts. Cost overruns could have a material adverse impact on our business, financial condition and results of operations.
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
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of US Holding which, in turn, owns approximately 72% of the voting power of our outstanding common stock. As a result, we are deemed to be under FOCI. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement, which we have done by entering into an interim proxy agreement, with the DoD. We are currently operating under an interim proxy agreement while we seek to enter into a new proxy agreement with the DoD. The terms of any new proxy agreement or other mitigation agreements could impose heightened or new restrictions, which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis. For additional information on the terms and requirements of the proxy agreement, see “—Risks Relating to Our Ownership and Status under the Proxy Agreement—We operate under a proxy agreement with the DoD that regulates significant areas of our governance. If we fail to comply with the proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.”
While we currently mitigate FOCI under the interim proxy agreement, the DoD reserves the right to terminate the proxy agreement or impose such additional security safeguards as it believes necessary in order to prevent unauthorized access to classified and controlled unclassified information and any U.S. government agency may deny or revoke our access to classified and controlled unclassified information under its jurisdiction if it considers it necessary to protect national security. Failure to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of our facility security clearances, which in turn would mean that we would not be able to perform under current or enter into future contracts with the U.S. government requiring facility security clearances.

We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with each of the service branches. Revenues derived directly or indirectly from contracts with the U.S. government were approximately 79%, 80% and 84% for the years ended December 31, 2024, 2023, and 2022, respectively. If we fail to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement or otherwise fail to comply with the NISPOM, this could have a material adverse impact on our business, financial condition and results of operations. For further information, see “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
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
Furthermore, President Trump issued an Executive Order in January 2025, which requires, in relevant part, that every Federal contract or grant award include a clause that requires the contractor or grant recipient to (1) agree that its compliance with all applicable federal anti-discrimination laws is material to the government’s payment decisions on such contract or grant for purposes of the False Claims Act, and (2) certify that it does not operate any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. The Executive Order increases our compliance risk through an increased risk of civil False Claims Act liability if our current practices are deemed to violate the federal anti-discrimination laws.
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
As a U.S. government contractor, we (and our subcontractors and others with whom we do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements increase our performance and compliance costs and risks and regularly evolve. New laws, regulations or procurement requirements or changes to current ones (including, for example, evolving and strengthening regulations related to cybersecurity, privacy, recovery of employee compensation costs, counterfeit and/or substitute parts, anti-human trafficking, organizational conflicts of interest, specialty metals, conflict minerals, and recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries) can significantly increase our costs and risks and negatively affect our results of operations.
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
Considerable uncertainty exists regarding future legislation and regulations as the current administration has issued changing guidance on a wide array of topics including the Executive Order issued in January 2025, which requires, in relevant part, that every Federal contract or grant award include a clause that requires the contractor or grant recipient to (1) agree that its compliance with all applicable federal anti-discrimination laws is material to the government’s payment decisions on such contract or grant for purposes of the False Claims Act, and (2) certify that it does not operate any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. Future legislation and regulations may increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that organizational conflicts of interest laws, regulations and rules limit our ability to successfully compete for new contracts or task orders with the U.S. government and/or commercial entities, or require us to exit certain existing contracts or wind down certain existing contracts, either because of organizational conflicts of interest issues arising from our business or because companies with which we are affiliated, including Leonardo S.p.A. and its subsidiaries (including US Holding), or with which we otherwise conduct business create organizational conflicts of interest issues for us, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth as well as other changes to its procurement practices.
Our industry has experienced, and we expect will continue to experience, significant changes to business practices globally as a result of an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. For example, the current administration implemented an Executive Order in January 2025 creating the Department of Government Efficiency which has the stated purpose of modernizing Federal technology and software to maximize governmental efficiency and productivity. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so. For example, in connection with these cost reduction initiatives the U.S. government is pursuing alternatives to shift additional responsibility and performance risks to the contractor. Changes in procurement practices favoring incentive-based fee arrangements, different award criteria, non-traditional contract provisions and government contract negotiation offers also may affect our results of operations and predictability. The U.S. government has been pursuing and may continue to pursue these and other policies that could negatively impact our profitability and adversely impact our business, financial condition and results of operations.
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
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. We evaluate bookings which we define as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government. As of December 31, 2024, our total remaining contract value was approximately $8,509 million with bookings of $4,077 million. We historically have not realized all of the revenue included in our total contract value or bookings, and we may not realize all of the revenue included in our total contract value or bookings in the future. There is a higher degree of risk in this regard with respect to unfunded backlog. In addition, there can be no assurance that our total bookings will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in total contract value and bookings are subject to various contingencies, including Congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in total estimated contract value and bookings may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available. Our failure to replace canceled or reduced bookings could have a material adverse impact on our business, financial condition and results of operations.
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
We cannot guarantee that we will continue to be able to extend existing working capital financing on commercially reasonable terms or at all and we might be unable to obtain additional financing, if needed, on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. We may be required to obtain the consent of US Holding in order to obtain financing and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Ownership and Status under the Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their majority ownership in us may discourage change of control transactions.” The existing debt obligations of Leonardo S.p.A., which contain restrictions applicable to subsidiaries of Leonardo S.p.A., including us, may also negatively impact our ability to obtain additional financing on terms acceptable to us, if at all. In addition, any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. These limitations could have a material adverse impact on our business, financial condition and results of operations.
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
In 2022, we became a public company, and as such, have incurred, and may continue to incur, legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq Stock Exchange (the “Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.
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
Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to provide solutions that integrate capabilities and resources. Artificial Intelligence technologies have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner.
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
Many of our smaller competitors may be able to adapt more quickly to new market opportunities or customer requirements, and focus their resources on developing and commercializing specific technologies or targeting particular market segments. These smaller competitors may be able to: innovate more rapidly or create disruptive technologies that could diminish the demand for our products or services; offer competitive products at lower prices, often due to lower overhead or more efficient operational structures; form strategic alliances, including with large and established companies, that enhance their product offerings or go-to market strategies; or secure funding from venture capital, private equity or other financing sources that support aggressive growth or market penetration strategies.
An increase in competition from these smaller companies may force us to lower our prices or increase our spending on research and development, sales, and marketing, which could have a deleterious effect on our operating margins and profitability. As these companies continue to expand, their scale and scope may also grow, potentially allowing them to compete more directly and effectively against us. Our failure to compete effectively with these smaller, innovative companies can reduce our market share and materially impact our business, financial condition, and operating results.
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
We act as subcontractor on many contracts and engage subcontractors on many of our own contracts. We may have disputes with our contractual counterparts, including regarding the quality and timeliness of work performed by a subcontractor, customer concerns about a subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor or as a subcontractor or our counterpart’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impair their ability to supply the materials, components, subsystems and services that we require. For example, we have recently witnessed shortages of germanium, as well as other raw materials, castings and electronic components that are used in our products. Shortages within our supply chain of these and similar materials and components that we use could negatively impact our supply chain and manufacturing processes, as well as our ability to deliver on our contracts. In addition, our supply chain may be disrupted by trade conflicts and tariffs imposed on products (including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries), as well as other external events, including natural disasters, extreme weather conditions, future medical epidemics or pandemics, acts of terrorism, cyber-attacks and labor disputes, governmental actions and legislative or regulatory changes, such as product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. These or any further political or governmental developments or health concerns could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers.
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
We conduct significant business and manufacturing activities in Israel and have business activities in regions that experience heightened geopolitical tension and frequent incidents of terror and conflict. The ongoing threats of terrorism, acts of war, or armed hostilities in these areas pose a persistent risk that could result in harm to our personnel, damage to our property, or disruption of our operations.
Potential consequences of such events include:
•Temporary or prolonged disruptions to our operations, including manufacturing, R&D facilities, or other crucial aspects of our business.
•Increased security costs and heightened challenges in maintaining the safety and security of our personnel and assets.
•Additional difficulties in transporting and distributing our products, which may result in delays or loss of sales.
•Interruptions in the availability of local infrastructure critical to our operations, including electricity, telecommunications, and water supply.
•Challenges in attracting and retaining skilled employees, particularly those not willing to work in high-risk areas due to personal safety concerns.
Uncertainty and instability in these regions can also adversely impact local and global markets, potentially leading to reduced demand for our products or fluctuations in the pricing of key inputs.
Moreover, our business may suffer from:
•The hindrance or limitation of insurance coverage for losses resulting from acts of war or terrorism, potentially leading to significant uninsured liabilities.

•Increased difficulties in obtaining financing, as lenders may view our operations as high-risk due to their location in or connection to these regions.
•The occurrence of any terrorist acts, armed conflicts, or escalations in hostilities can have a severe impact on our business, results of operations, and financial condition. It could also lead to significant volatility in the financial markets, affecting our stock price and investor confidence.
Although we have developed contingency plans aimed at ensuring the continuity of our operations during times of crisis, there can be no assurance that these plans will be fully effective in mitigating the risks posed by terrorism and geopolitical uncertainties in these regions.
Our future success will depend on our ability to respond to the rapid technological changes in the markets in which we compete, and our ability to introduce new or enhanced products and to enter into new markets.
The markets in which we compete are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. This includes efforts to provide solutions that integrate Artificial Intelligence technologies that have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. Additionally, our ability to develop other new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results of operations. We will continue to make substantial capital expenditures and incur significant R&D costs aimed at improving our manufacturing capability, reducing costs, and developing and introducing new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.
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
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and results of operations include premature failure of products that cannot be accessed for repair or replacement, failure to perform in anticipated or unanticipated battlefield conditions, unintended explosions or similar events, problems with design, quality and workmanship, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and results of operations could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations. See also “—Risks Relating to Our Business—Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-materials type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.” and “—Risks Relating to Our Business—We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.”
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
For the years ended December 31, 2024, 2023, and 2022, approximately 13%, 10% and 7%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow.
Our international business is subject to both U.S. and foreign laws and regulations, which may include, without limitation, laws and regulations relating to import-export controls, (such as the ITAR, EAR, and customs laws), tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries), embargoes, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the FCPA and other anti-corruption laws, including the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act, Article 5 of the Israeli Penal Law of 1977, the anti-boycott provisions under the EAR, U.S. economic sanctions administered by the Office of Foreign Assets Control and other federal agencies, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. If we or our employees, affiliates, partners or others with whom we work fail to comply with applicable laws and regulations we may be subject to administrative, civil, commercial or criminal penalties and liabilities, including suspension or debarment from government contracts or suspension of our export privileges. Our international business also exposes us to difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Any such future violations could have a material adverse impact on our reputation, business, results of operations and financial condition.
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
Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. In addition, the majority of our foreign costs are denominated in local currencies. Over time, an increasing portion of our contracts with paid customers outside of the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in significant currency-hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty along with the potential for disruptions to our Israeli operations in the region including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence.
The occurrence and impact of these factors is difficult to predict, but one or more of them could negatively impact our business, financial condition and results of operations.
Our efforts to penetrate new territories present significant challenges and could adversely affect our growth strategy and our financial performance.
Our initiatives to localize our business operations in new territories could be hindered by local government policies favoring domestic companies, potentially impacting our competitive position and market share. In pursuit of business in new geographical markets, we face the risk that local governments may give preferential treatment to domestic firms. Such preferences can be reflected through a range of policies and practices including, but not limited to, subsidies to local companies, preferential procurement policies, tax advantages, and regulatory requirements designed to protect or promote local industries.
As part of our strategy to tap into emerging markets and expand our global footprint, we may localize our business operations in several new territories. While this expansion presents growth opportunities, it also exposes us to various risks inherent in unfamiliar markets, including: compliance and regulatory risk; cultural and language differences; operational challenges; economic and political instability; foreign currency exchange risk: risk of intellectual property infringement; market competition and consumer preferences; as well as talent acquisition and integration risk. The expansion into new territories requires substantial management attention and financial resources, and any setbacks encountered in these new markets could delay or impede our growth strategy. If we are not able to successfully manage the risks of international expansion, or our investments in these regions do not yield expected returns, our business, financial condition, and operating results may be adversely affected.
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
Additionally, our cross-border manufacturing and the associated exportation of goods may lead to operational disruptions and increased costs, which could have a material adverse effect on our business, financial condition and results of operations. Cross-border manufacturing operations and the subsequent export of goods to various markets around the world exposes us to a variety of risks that may affect our ability to produce and deliver products efficiently and may also impact our cost structure.

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
As of December 31, 2024, approximately 520 (or 7%) of our employees were covered by collective bargaining agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. If we experience difficulties with renewals and negotiations of existing collective agreements or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages, slow-downs or other labor-related disruptions. Any such expenses or delays could adversely affect our programs served by employees who are covered by such agreements or representation.
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
As of December 31, 2024 and 2023, we had goodwill and other intangible assets, net of accumulated amortization, of $1,370 million and $1,389 million, respectively, which represented 33% and 35%, respectively, of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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
Finally, we may be required to obtain various government approvals and/or the consent of US Holding in order to pursue certain material transactions and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Ownership and Status under the Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.”
Pandemics, epidemics, disease outbreaks and health emergencies, such as the COVID-19 pandemic, have had, and future public health crises could have, an adverse impact on our business, financial condition and results of operations.
The Company faces risks related to pandemics, health epidemics and other outbreaks of communicable disease which could significantly disrupt operations, and may materially and adversely affect our business, financial conditions and results of operations. If a new health epidemic or outbreak were to occur, we could experience broad and varied effects similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial ramifications.
The extent to which a pandemic or epidemic will impact us in the future will depend on numerous evolving factors and developments that we are unable to predict, including: the severity and transmission rate of the virus(es); the duration of the outbreak, including the risk of a resurgence of the virus in areas in which it appears to have been contained; the extent and effectiveness of containment actions;

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
Our operations are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We could be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. Additionally, we have made and will continue to be required to make significant capital and other expenditures in order to comply with these laws and regulations. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Our products and services are also used in nuclear-related activities (including providing components for nuclear-powered platforms and sensors used in nuclear applications) and used in support of nuclear-related operations of third parties. Our business also involves the handling, transportation, storage and disposal of potentially dangerous chemicals and unstable materials and is subject to hazards inherent in such activities including chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired or previously owned may have sent waste, and we could be held liable for such contamination. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations, may require us to make additional expenditures, and could decrease the amount of cash flows available to us for other purposes, including capital expenditures, R&D and other investments and could have a material adverse impact on our business, financial condition and results of operations.
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
Changes in the U.S. government and other nations’ administration and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business may be impacted by foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for and our ability to sell our products and services, cause disruptions or cost increases to our supply chain, and ultimately adversely affect our business. Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the conflict in Ukraine, the U.S. military withdrawal from Afghanistan, new or increased tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries) or sanctions and potential trade wars have created and continue to create economic and political uncertainties and impacts that could have a material adverse impact on our business, financial condition and results of operations. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. Such instability and any resulting changes in laws, regulations or security risks may dramatically affect our ability to conduct or continue to conduct business in the impacted international markets. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our credit facilities or in the debt capital markets, future issuances of common stock or other equity securities or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages to increase in cost, or in some cases, to be unavailable altogether.
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
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoD and a broad range of programs with the U.S. Navy and U.S. Army. See “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deterioration in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.” Therefore, if we fail to comply with the terms of the proxy agreement and the DoD imposes any of the above remedies, this could have a material adverse impact on our business, financial condition and results of operations. See “—Risks Relating to Our Ownership and Status under the Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.
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
Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage mergers and acquisitions or change of control transactions.
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
As a result of these relationships the interests of our indirect majority stockholder, Leonardo S.p.A., may not coincide with our interests or the interests of the other holders of our common stock. So long as Leonardo S.p.A. continues to indirectly control a significant amount of the outstanding shares of our common stock, Leonardo S.p.A. and the proxy holders will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This influence, including the requirement in our proxy agreement for approval by the proxy holders and our majority stockholder of mergers and consolidations, may also discourage change of control transactions. Changes in the leadership at our indirect majority stockholder could create uncertainty and potentially exacerbate these risks.
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
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to pay or increase our dividend or to repurchase shares of our common stock. Additionally, there can be no assurance that we will not accelerate our dividend or repurchase of our common stock. Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Additionally, the declaration of a cash dividend payment is contingent upon consent by our indirect majority stockholder. The timing and amount of share repurchases under Board of Directors approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law.
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
We also participate and support multiple threat-sharing communities including the National Defense Information Sharing and Assessment Center, the defense industrial base Cybersecurity Program, and the National Defense Cyber Alliance. Participating in these communities allows us to collaborate with our Defense Industrial Base sector peers, government agencies, information sharing and analysis centers, and cybersecurity associations. The Cybersecurity Program staff also maintains regular contact with the Federal Bureau of Investigation for sharing of threat information.
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
While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that materially affected or is reasonably likely to materially affect our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant program delays and reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties” in this Annual Report.
ITEM 2. PROPERTIES
We are headquartered in Arlington, Virginia. Our principal executive offices are leased under a lease agreement expiring March 31, 2027, with an option to extend for five years thereafter. We also lease or own space in 17 other states and the District of Columbia in the United States, two cities in Canada and three cities in Israel. We own properties in three states in the United States and in one city in Canada. One of the sites in Israel contains a land lease and a building which is owned. The owned building in Israel is situated on land leased from the Israeli Land Authority for a period of 49 years ending in 2034. We believe that our facilities are adequate for our intended use and sufficient for our immediate needs, including to meet any security certification requirements or requirements for locating facilities in certain locations. It is not certain whether we will negotiate new leases as existing leases expire or whether we will be able to negotiate new leases without substantial cost. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. The table below provides additional information about our significant leased and owned facilities and properties:

Location	Activities	Operating Segment	Approximate Square Footage	Owned / Leased
1 McDaniel Street, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	447,067	Owned
Good Hope Rd., Menomonee Falls, WI	Manufacturing, Engineering, Warehouse	Integrated Mission Systems	372,856	Leased
100 North Babcock Street, Melbourne, FL	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	336,287	Leased
6060 Highway, High Ridge, MO	Manufacturing, Engineering, Office	Integrated Mission Systems	183,600	Owned
4201 Innovation Way, Bridgeton, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	171,500	Leased
7200 Redstone Gateway, Huntsville, AL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	131,498	Leased
246 Airport Road, Johnstown, PA	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	129,716	Leased
500 Palladium Drive, Ottawa, ON, Canada	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	127,334	Leased
401 Flint Drive, Menomonee Falls, WI	Engineering, Office	Integrated Mission Systems	118,620	Leased
166 Boulder Drive, Building #2, Fitchburg, MA	Manufacturing, Warehouse	Integrated Mission Systems	114,454	Leased
10600 Valley View Street, Cypress, CA	Engineering, Office	Advanced Sensing and Computing	91,506	Leased

13532 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	89,982	Leased
4910 Executive Court South, Frederick, MD	Manufacturing, Engineering, Office	Advanced Sensing and Computing	88,146	Leased
6200 118th Avenue North, Largo, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	75,968	Owned
21 South Street, Danbury, CT	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	74,304	Owned
1200 Sherman Street, Dallas, TX	Engineering, Office	Advanced Sensing and Computing	73,646	Leased
645 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	72,761	Owned
1240 Seesetown Rd., Sidman, PA	Distribution, Warehouse	Advanced Sensing and Computing	72,450	Leased
16465 Via Esprillo, San Diego, CA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	67,792	Leased
7700 US Highway 1, Titusville, FL	Warehouse	Advanced Sensing and Computing	63,309	Leased
640 Lovejoy, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensing and Computing	60,465	Owned
13544 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	48,374	Leased
2345 Crystal Dr., Arlington, VA	Office	Corporate	46,184	Leased
20511 Seneca Meadows Parkway, Germantown, MD	Engineering, Office	Advanced Sensing and Computing	42,476	Leased
150 Bluewater Road, Bedford, NS, Canada	Manufacturing, Engineering, Office	Advanced Sensing and Computing	41,750	Owned
Block 7962 Plot 14 Floor 1 Buildings 224-235, 237, 238, Netanya, Israel	Engineering, Office	Advanced Sensing and Computing	39,415	Leased
11 Durant Ave, Bethel, Ct	Distribution Warehouse	Integrated Mission Systems	37,840	Leased
Block 22884 Plot 982 3 Ha’Sadna Street, Beit She’an, Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	37,670	Owned
1021 Production Ct, Madison, AL	Distribution, Office	Advanced Sensing and Computing	33,000	Leased

1832 Wright Street, Madison, WI	Manufacturing, Engineering, Office	Advanced Sensing and Computing	32,319	Leased
651 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	31,783	Owned
1620 Old Airport Road, West Plains, MO	Distribution, Warehouse	Integrated Mission Systems	30,000	Owned
2601 Mission Point Blvd, Beavercreek, OH	Engineering, Office	Advanced Sensing and Computing	27,306	Leased
590 Territorial Drive, Bolingbrook, IL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	26,460	Leased
Block 22844 Portions of Plots 90, 91, Beit She’an, Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	22,003	Leased
166 Boulder Drive, Fitchburg, MA	Engineering, Office	Integrated Mission Systems	22,000	Leased
640 Independence Blvd, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	22,000	Owned
26 Castilian Drive, Goleta, CA	Engineering, Office	Integrated Mission Systems	20,823	Leased
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
SUPPLEMENTARY ITEM— INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information concerning our executive officers, including the respective age of each individual, as of December 31, 2024. Biographies of each of our executive officers are also below.

Name	Age	Position
William J. Lynn III	70	Chief Executive Officer and Chairman
John A. Baylouny	63	Executive Vice President, Chief Operating Officer
Michael D. Dippold	44	Executive Vice President, Chief Financial Officer
Mark A. Dorfman	50	Executive Vice President, General Counsel & Secretary
Sally A. Wallace	58	Executive Vice President, Business Operations
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
Mr. Lynn is a member of the boards of Accenture Federal Services, the USO Foundation, the Atlantic Council, and the Center for a New American Security. He has been recognized for numerous professional and service contributions, including four DoD Distinguished Public Service medals and the Distinguished

Civilian Service Award from the Chairman of the Joint Chiefs of Staff. A graduate of Dartmouth College, Mr. Lynn holds a juris doctor degree from Cornell Law School and a master’s degree from the Princeton School of Public and International Affairs. Mr. Lynn brings to the Board his extensive experience in national security, both in government and in industry.
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
Dividends
On February 20, 2025, the Company announced that its Board of Directors approved a cash dividend which will be paid on March 27, 2025. This payment and any future payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Equiniti Trust Company, LLC located at 48 Wall Street, Floor 23, New York, NY 10005. As of February 28, 2025, there were 48 registered holders of record of our common stock.
Common Stock Share Repurchase Program
On February 20, 2025, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. All repurchased shares are expected to be retired.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, from November 29, 2022, the date our common stock began trading on Nasdaq, through December 31, 2024, to the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Standard & Poor’s Aerospace & Defense Select Industry Index (the “S&P A&D Select Industry Index”). For purposes of this comparison, we have assumed an initial investment of $100, that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the S&P A&D Select Industry Index have been weighted to reflect relative stock market capitalization.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

$300
$250
$200
$150
$100
$50
11/29/22
12/31/22
12/31/23
12/31/24
Leonardo DRS
S&P 500 Index
S&P A&D Select Industry Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, which provides additional information on comparisons of the year ended December 31, 2023, to the year ended December 31, 2022.
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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the years ended December 31, 2024 and 2023, accounted for approximately 79% and 80%, respectively, of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 32%, respectively, of our total revenues for the year ended December 31, 2024 and 38% and 31%, respectively, for the year ended December 31, 2023.
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
Global Events and Business Impacts
Global Conflicts
In February 2022, Russia invaded and began occupying parts of Ukraine. Since that time, western powers, including the U.S., have pledged support with humanitarian and military aid. Some of that military aid pledged by the U.S. will result in increased efforts to replace equipment and consumables. We have received orders from the U.S. and allies to both provide equipment in support of this effort, and to replace equipment pledged.
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 5% of our workforce as of December 31, 2024 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 79%, 80% and 84% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the year ended December 31, 2024, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 32%, respectively, of our total revenues for the year ended December 31, 2024. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world.
In March 2024, the U.S. President’s fiscal year (“FY”) 2025 budget request was released and included $850 billion in base funding for national defense programs, which is largely flat over prior year levels. Following that, the FY 2025 National Defense Authorization Act (“NDAA”) was passed by Congress late in 2024 and signed into law by the President in December 2024. The NDAA authorizes $850 billion in defense spending, including increases in procurement, research, development, testing and engineering.
To prevent a government shutdown at the end of fiscal year 2024, Congress passed two Continuing Resolutions (“CRs”) to fund the government. The most recent CR was passed into law on December 21, 2024. The new measure creates extensions effective through March 14, 2025, allowing lawmakers more time to potentially complete the fiscal year 2025 appropriations bills. In the event of a U.S. government shutdown or an extended period of CR, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including, but not limited to, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. The significance of these impacts will primarily be based on the length of the CR or shutdown. Additionally, the current U.S. administration has discussed various changes to defense spending levels ranging from across-the-board percentage cuts, to a change in spending allocations in favor of new priorities, and potential increases in the top-line spending profile. It remains unclear whether and to what extent the DoD’s budget may change and, if it does, to what extent our business, financial condition and results of operations may be affected.
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
Under U.S. GAAP, contract costs are charged to work in progress inventory and are expensed as revenues are recognized. The Federal Acquisition Regulation (“FAR”) and the Defense Federal Acquisition Regulation Supplement (“DFARS”), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.
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

Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94%, 93% and 91% of our total revenues for the periods ended December 31, 2024, 2023 and 2022, respectively. The remaining revenue was generated from service related contracts. Additionally, 84%, 84% and 87% of our revenue for December 31, 2024, 2023 and 2022, respectively, was derived from firm-fixed price contracts. For a firm-fixed price contract, customers agree to pay a fixed amount, negotiated in advance, for a specified scope of work. Revenue on fixed-price contracts is generally recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed that corresponds with and thereby best depicts the transfer of control to the customer.
Under flexibly priced contracts, which consisted of 16%, 16% and 13% of our total revenues for December 31, 2024, 2023 and 2022, respectively, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for flexibly priced contracts are generally recognized as services are performed and are contractually billable.
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
General and Administrative Expenses
General and administrative (“G&A”) expenses include general and administrative expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions. Additionally, general and administrative expenses include internal research and development costs as well as expenditures related to bid and proposal efforts.
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, and for the year ended December 31, 2023 compared to December 31, 2022. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Year Ended December 31,			2024 vs. 2023 Change			2023 vs. 2022 Change
(Dollars in millions, except per share amounts)	2024	2023	2022	$		%	$		%
Revenues	$3,234	$2,826	$2,693	$408		14.4%	$133		4.9%
Cost of revenues	(2,498)	(2,178)	(2,118)	(320)		14.7%	(60)		2.8%
Gross profit	$736	$648	$575	$88		13.6%	$73		12.7%
Gross margin	22.8%	22.9%	21.4%	(10)	bps		150	bps
General and administrative expenses	(414)	(384)	(357)	(30)		7.8%	(27)		7.6%
Amortization of intangibles	(22)	(22)	(10)	—		—%	(12)		120.0%
Other operating (expenses) income, net	(7)	(11)	353	4		(36.4)%	(364)		(103.1)%
Operating earnings	$293	$231	$561	$62		26.8%	$(330)		(58.8)%
Interest expense	(21)	(36)	(34)	15		(41.7)%	(2)		5.9%
Other, net	(8)	(3)	(2)	(5)		166.7%	(1)		50.0%
Earnings before taxes	$264	$192	$525	$72		37.5%	$(333)		(63.4)%
Income tax provision	51	24	120	27		112.5%	(96)		(80.0)%
Net earnings	$213	$168	$405	$45		26.8%	$(237)		(58.5)%
Basic EPS(1)	$0.81	$0.64	$1.88	$0.17		26.6%	$(1.24)		(66.0)%
Diluted EPS(1)	$0.80	$0.64	$1.88	$0.16		25.0%	$(1.24)		(66.0)%
Backlog(2)	$8,509	$7,751	$4,269	$758		9.8%	$3,482		81.6%
Bookings(2)	$4,077	$3,516	$3,156	$561		16.0%	$360		11.4%
______________
(1)Gives effect to a 1.451345331-for-1 forward stock split on our common stock effected November 23, 2022.
(2)See Part I, Item 1A, “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our total estimated contract value or bookings, including as a result of reduction of funding or cancellation of our U.S. government contracts, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.
Year Ended December 31, 2024 Compared With Year Ended December 31, 2023
Our operating results for the year ended December 31, 2024, are highlighted by our record $8.5 billion of backlog and over $4 billion of new orders, demonstrating the strong customer demand for our mission critical technologies. Embedded in the record backlog is a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoD budget priorities. Our backlog position is highlighted by the recent awards received to support the electric power and propulsion system for the Columbia Class production program as well as continued demand in our Force Protection, Network Computing and Advanced Sensing programs. We believe the performance on these and other programs within our portfolio will support continued revenue growth while the transition from development efforts to production will continue our trend of earnings growth and margin expansion.
Revenue of $3,234 million for the year ended December 31, 2024 represented an increase of $408 million (14.4%) driven by increased demand across our program portfolio. Our gross profit of $736 million increased $88 million (13.6%) from the prior year results attributed to the increased volume. Despite this growth, gross margin saw a slight decrease of 10 bps driven in part by program related impacts from our Ground Surveillance program and unfavorable revenue mix, offset in part by improved program execution on our Columbia Class program. Our operating earnings and net earnings increased $62 million (26.8%)

and $45 million (26.8%) from the year ended December 31, 2023, respectively, attributed to the higher gross profit, and lower interest expense, offset slightly by higher tax expense.
Revenue
For the year ended December 31, 2024, revenue increased by $408 million, or 14.4%, to $3,234 million from $2,826 million for year ended December 31, 2023. The revenue increase in 2024 was attributed to increased customer demand across our portfolio, including our increased revenue contribution from international customers as well as a stabilized supply chain enabling more efficient execution. The revenue growth is attributed to both of our operating segments and is highlighted by our Force Protection and Electric Power and Propulsion programs within our IMS segment and Advanced Sensing in our ASC segment. See “—Review of Operating Segments” below for additional detail.
Cost of Revenues
Cost of revenues increased $320 million, or 14.7%, from $2,178 million to $2,498 million for the year ended December 31, 2024, due to the 14.4% increase in revenue as described above. The increase was further impacted by realized adjustments on cost at completion estimates which negatively impacted earnings with net charges totaling approximately 1% of revenue for the year ended December 31, 2024, relatively consistent with the prior year (see Note 3: Revenue from Contracts with Customers to the Consolidated Financial Statements for further detail), which includes the aforementioned ground vehicle surveillance program noted above. Additionally, revenue mix and the impact of cost increases tied to germanium used in our optics and infrared programs increased our cost of revenues for the period within our ASC segment. This impact was largely offset by improved performance on our Columbia Class submarine program efforts.
Gross Profit
Gross profit increased $88 million, or 13.6%, from $648 million for the year ended December 31, 2023, to $736 million for the year ended December 31, 2024 attributed to increased volume offset by the program impacts noted above.
General and Administrative Expenses
G&A expenses increased by $30 million, or 7.8%, from $384 million for the year ended December 31, 2023, to $414 million for the year ended December 31, 2024. The increase is largely attributed to enhanced internal research and development (IR&D) expenditures as well as a ‘one-time’ prior year reserve adjustment in 2023 related to an environmental claim that impacted the year over year compare.
Amortization of Intangibles
Amortization of intangibles for the year ended December 31, 2024 of $22 million remained consistent with the year ended December 31, 2023.
Other Operating (Expenses) Income, Net
Other operating expenses, net decreased $4 million from $11 million for the year ended December 31, 2023 to $7 million for the year ended December 31, 2024. The expense in both periods is attributed to restructuring efforts implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $62 million, or 26.8%, to $293 million for the year ended December 31, 2024, from $231 million for the year ended December 31, 2023, driven by the higher gross profit offset by the impacts of G&A expenditures.

Interest Expense
Interest expense decreased by $15 million to $21 million for the year ended December 31, 2024, from $36 million for the year ended December 31, 2023. The decrease is primarily attributed to a decrease in borrowings on our revolving credit facility. See Note 13: Debt to the Consolidated Financial Statements for further information regarding our debt.
Other, Net
Other, net increased to $8 million for the year ended December 31, 2024, from $3 million for the year ended December 31, 2023 driven by higher foreign exchange rate impacts.
Earnings Before Taxes
Earnings before taxes increased by $72 million to $264 million for the year ended December 31, 2024, from $192 million for the year ended December 31, 2023. This was primarily due to increased operating earnings of $62 million, the decrease of $15 million in interest expense and the increase in other, net costs of $5 million as described above.
Income Tax Provision
Income tax provision increased by $27 million to $51 million for the year ended December 31, 2024, from $24 million for the year ended December 31, 2023. This was primarily due to an increase in earnings before taxes and the absence of a multi-year catch-up on the R&D tax credit that benefited 2023. These two items resulted in an increase in our overall effective tax rate of 19.3% compared to 12.5% in 2023.
Net Earnings
Net earnings increased by $45 million to $213 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. This was driven by increased earnings before taxes of $72 million offset by the increased income tax provision of $27 million as described above.
Basic and Diluted EPS
For the year ended December 31, 2024, the weighted average shares outstanding totaled 263.7 million and 267.7 million for basic and diluted shares, respectively. The weighted average basic and diluted share count increased approximately 2 million and 4 million shares, respectively, as compared to the prior year basic and diluted weighted average shares outstanding, respectively. The increase in weighted average shares outstanding is attributed to equity vesting and stock option exercises. The increased shares outstanding resulted in $0.81 and $0.80 for basic and diluted EPS, respectively, as compared to the prior year results of $0.64 for both basic and diluted EPS. The increase in basic and diluted EPS is attributed to the increased net earnings described above, partially offset by the increased weighted average shares outstanding.
Backlog
Total backlog includes the following components:
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

The following table summarizes the value of our backlog at December 31, 2024 and 2023, incorporating both funded and unfunded components:

	December 31,
(Dollars in millions)	2024	2023
Funded	$4,177	$3,397
Unfunded	4,332	4,354
Total Backlog	$8,509	$7,751
Backlog increased by $758 million, or 9.8%, from $7,751 million as of December 31, 2023, to $8,509 million as of December 31, 2024. The backlog increase was attributed to increased demand across both of our operating segments. The backlog increase is largely attributed to increased demand in airborne, naval and dismounted soldier sensing programs as well as naval and land based computing efforts within our ASC segment. Within the IMS segment backlog increased in both our Naval power and propulsion programs and for our Short-Range Air Defense solutions with the U.S. Army. See “—Review of Operating Segments” below for a more detailed analysis.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
For the year ended December 31, 2024, we generated bookings of $4,077 million, a 16.0% increase over the $3,516 million realized during the year ended December 31, 2023. The bookings increase is attributed to increased customer demand across both of our segments with our IMS and ASC segments realizing bookings growth of 21.4% and 13.1%, respectively. The bookings increase was most notable in our airborne and naval sensing programs as well as naval and ground tactical computing and network programs within our ASC segment. The growth in the IMS segment is attributed to our Columbia Class efforts along with increased demand for surface ship power solutions. These increases were offset in part by lower new awards received on certain infrared counter measures that were accelerated into the prior year. See “—Review of Operating Segments” below for a more detailed analysis.
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

Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated transaction price and total cost at completion often requires judgment. The estimated transaction price may include variable consideration such as performance incentives, requests for equitable adjustment (“REAs”) and claims. Variable consideration is included in the estimated transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts on a routine basis. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion are determined, the related impact on revenue and operating earnings are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price development programs, have had on our revenues for the 2024, 2023 and 2022 periods, respectively:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Revenue	$(25)	$(23)	$(26)
Total % of revenue	1%	1%	1%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 13%, 10% and 7% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The increase is due in part to incremental demand resulting from higher defense spending within Eastern Europe, compounded by continued military aid programs in support of Ukraine in its conflict with Russia. These efforts are highlighted by demand for our battle management, weapon sights and tactical radar solutions. Since our focus is primarily with the DoD and our investments are focused as such, we anticipate that international sales will continue to account for a similar percentage of revenue in the future. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.

Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the years ended December 31, 2024, 2023 and 2022.
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
The total purchase consideration for RADA was $511 million and is comprised of Company’s shares issued in exchange for all issued and outstanding common shares of RADA, as well as the portion of replacement stock compensation awards’ fair value attributable to pre-combination services. See Note 2: Business Acquisition to the Consolidated Financial Statements for additional information regarding the transaction.
Dispositions
On March 21, 2022, the Company entered into a definitive agreement to sell its GES business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022 and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million, was included in other operating expenses, net partially reduced by aggregate transaction costs of $14 million included in general and administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. government and delivers satellite communications and security solutions to customers worldwide.
The Company recorded operating earnings for the GES business of $13 million for the year ended December 31, 2022.
On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in this joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes). The aggregate gain of $31 million is included in other operating expenses, net offset by tax expense of $9 million.
The proceeds generated from the GES and AAC divestitures resulted in a $396 million dividend to US Holding, at that time, our sole shareholder. The $396 million represents the proceeds generated net of our costs to sell and estimated tax obligations. The dividend was issued on August 5, 2022.

Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use revenue, operating earnings, operating margin, bookings and backlog to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 19: Segment Information within the Consolidated Financial Statements.

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Revenues:
ASC	$2,118	$1,831	$1,733	$287	15.7%	$98	5.7%
IMS	1,138	1,021	983	117	11.5%	38	3.9%
Corporate & Eliminations	(22)	(26)	(23)	4	(15.4)%	(3)	13.0%
Total revenues	$3,234	$2,826	$2,693	$408	14.4%	$133	4.9%
Operating earnings:
ASC	$183	$136	$503	$47	34.6%	$(367)	(73.0)%
IMS	117	92	101	25	27.2%	(9)	(8.9)%
Corporate & Eliminations	(7)	3	(43)	(10)	(333.3)%	46	(107.0)%
Total operating earnings	$293	$231	$561	$62	26.8%	$(330)	(58.8)%
Operating margin:
ASC	8.6%	7.4%	29.0%
IMS	10.3%	9.0%	10.3%
Bookings:
ASC	$2,609	$2,307	$1,975	$302	13.1%	$332	16.8%
IMS	1,468	1,209	1,181	259	21.4%	28	2.4%
Total bookings	$4,077	$3,516	$3,156	$561	16.0%	$360	11.4%
Backlog:
ASC	$2,992	$2,402	$1,868	$590	24.6%	$534	28.6%
IMS	5,517	5,349	2,401	168	3.1%	2,948	122.8%
Total backlog	$8,509	$7,751	$4,269	$758	9.8%	$3,482	81.6%

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
ASC
Revenue
In total, ASC segment revenue increased $287 million, or 15.7%, from $1,831 million for the year ended December 31, 2023 to $2,118 million for the year ended December 31, 2024. The increase is primarily attributed to the increased demand realized throughout the segment. Major drivers include continued expansion of dismounted sensing and tactical radar programs in both our domestic and international markets. This was offset in part by a reduction in infrared counter measure programs which were accelerated into 2023.
Operating Earnings and Operating Margin
ASC’s operating earnings increased by $47 million, or 34.6%, from $136 million for the year ended December 31, 2023 to $183 million for the year ended December 31, 2024. Operating margin increased from 7.4% for the year ended December 31, 2023 to 8.6% for the year ended December 31, 2024.
The increase in operating earnings is driven by the increase in overall revenue contribution noted above. This was offset in part by increased G&A expenditures and increased IR&D investments during the period.

Bookings
ASC’s bookings increased by $302 million, or 13.1%, from $2,307 million for the year ended December 31, 2023 to $2,609 million for the year ended December 31, 2024. The increase in new awards is driven by our alignment of customer priorities to combat the emerging threats our service men and women face in today’s environment, driving a book to bill ratio of 1.2 to 1 for the year. The increase compared to the prior year is highlighted by increased demand across nearly all of our sensing domains, including airborne, dismounted soldier, naval and electronic warfare. Additionally we saw increased demand for our tactical computing programs. These results were offset in part by a reduction on infrared counter measure (IRCM) and ground vehicle sensing programs where awards were accelerated into the prior year.
Backlog
ASC’s backlog increased by $590 million, or 24.6%, from $2,402 million for the year ended December 31, 2023 to $2,992 million for the year ended December 31, 2024. This was attributed to the increased demand and new awards realized (noted above) which were 1.2x that of the revenue generated during the period, driving an increase in the backlog position.
IMS
Revenue
IMS revenue increased by $117 million, or 11.5%, from $1,021 million for the year ended December 31, 2023 to $1,138 million for the year ended December 31, 2024. The increase is attributed primarily to our increased output within our electric power and propulsion programs with the U.S. Navy’s premier submarine initiative, the Columbia Class submarine. The naval growth was compounded by efforts for fire system support programs including the Patriot Missile program. This was offset by the timing of contract awards and revenue realized on our surface ship power and propulsion programs within the segment.
Operating Earnings and Operating Margin
In total, IMS’s operating earnings increased by $25 million, or 27.2%, from $92 million for the year ended December 31, 2023 to $117 million for the year ended December 31, 2024, driven by the increased revenue output noted above. As a result, operating margin increased 130bps from 9.0% for the year ended December 31, 2023 to 10.3% for the year ended December 31, 2024. This increase in operating earnings and operating margin is attributed to operational leverage realized on the expanding revenue base coupled with improved program performance on our Columbia Class program, offset in part by costs realized on our Land Surveillance program along with minor increases in G&A and IR&D expenditures.
Bookings
Bookings for the year ended December 31, 2024 were $1,468 million, an increase of $259 million as compared to the year ended December 31, 2023, driving a book to bill ratio of 1.3 to 1. The new awards are highlighted by the receipt of awards totaling approximately $520 million for new Columbia Class funding, approximately $500 million of additional naval power awards outside of the Columbia Class programs and approximately $210 million of short-range air defense and C-UAS programs during the period.
Backlog
Backlog increased by $168 million, or 3.1%, to $5,517 million for the year ended December 31, 2024 from $5,349 million for the year ended December 31, 2023. The backlog increase is largely attributed to awards received on surface ship programs within our power and propulsion line of business.

Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 13: Debt and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of December 31, 2024 was $598 million compared to $467 million as of December 31, 2023.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Net cash provided by operating activities	$271	$205	$33
Net cash (used in) provided by investing activities	(84)	(59)	436
Net cash (used in) provided by financing activities	(56)	15	(403)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	$131	$161	$66

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
Operating Activities
We generated cash from operating activities of $271 million for the year ended December 31, 2024, as compared to $205 million for the year ended December 31, 2023. The increase in cash from operating activities is attributed to improved profit generation during the period, partially offset by increased investments in working capital to facilitate future growth.
In total our changes in our assets and liabilities absorbed $79 million of cash for the year ended December 31, 2024, compared to $14 million for the year ended December 31, 2023. The cash usage in the working capital accounts is driven primarily from increased inventory levels ($29 million) to support enhanced customer demand as well as increased accounts receivables ($102 million) attributed to timing of our customer payments. Conversely, we realized a reduction in our net contract assets and an increase in our contract liabilities of $36 million and $64 million, respectively.
Investing Activities
Investing activities used $84 million of cash during the year ended December 31, 2024 as compared to $59 million during the year ended December 31, 2023. The $25 million increase is attributed mainly to investments in our new South Carolina manufacturing facility.
Financing Activities
Cash used in financing activities for the year ended December 31, 2024 was $56 million compared to cash provided by financing activities for the year ended December 31, 2023 of $15 million. The primary cash outflow for the current year is driven by our $43 million of debt repayments made during the period. Additionally the Company reacquired equity instruments related to employee stock vesting of $19 million. These outflows were offset in part by $16 million of cash proceeds received upon the exercise of stock options.

The financing cash inflow in the prior year was primarily attributed to the exercise of stock options during the year.
Material Cash Requirements
As of December 31, 2024, our material cash requirements were as follows:

(Dollars in millions)	Total	Due Within 1 Year
Loans from banks(1)	264	23
Operating leases	101	25
Finance leases and other(2)	241	19
Post-retirement obligations(3)	112	12
Purchase commitments(4)	1,293	916
Total	$2,011	$995
________________
(1)Includes scheduled interest payments.
(2)Finance leases and other includes financing arrangement related to our Menomonee Falls, WI manufacturing facility. See Note 13: Debt to the Consolidated Financial Statements.
(3)Post-retirement obligations include those amounts we expect to pay out in benefit payments and are further explained in Note 14: Pension and Other Postretirement Benefits to the Consolidated Financial Statements.
(4)Purchase commitments include open purchase orders with vendors for which the Company is contractually obligated.
Off-Balance Sheet Arrangements
As of December 31, 2024 and 2023, we had no significant off-balance sheet arrangements.
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
Revenue and cost estimates for substantially all over time contract performance obligations are reviewed and updated quarterly. Contract estimates are based on various assumptions to project the outcome of future events that can span multiple years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors and the availability and timing of funding from the customer. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate net impact of adjustments in contract estimates that negatively impacted our revenue and profit totals were $25 million, $23 million, and $26 million for 2024, 2023, and 2022, respectively. The changes in estimates are primarily attributed to changes in our firm-fixed-priced development type programs. As changes happen in the design to meet required specifications, those changes often result in changes to the overall profitability of the programs. Our contract reviews are conducted at least quarterly in which we incorporate our best estimate to complete the program known at that point in time.
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
As of December 31, 2024 and 2023, we had gross deferred tax assets of $297 million and $258 million, respectively, and deferred tax asset valuation allowances of $25 million and $21 million, respectively. The deferred tax assets principally relate to capitalized R&D, benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets as of December 31, 2024 and 2023 include $7 million and $11 million, respectively, related to tax benefit carryforwards associated with net operating losses. The increase in the deferred tax asset as compared to the prior year is primarily attributed to the capitalization of R&D expenditures pursuant to Section 174 of the Tax Code. This section was a part of the Tax Cuts and Jobs Act of 2017 and became effective for tax years beginning in 2022.
Accounting Standards Updates (ASU)
See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding accounting standards we adopted in 2024 and other new accounting standards that have been issued by the Financial Accounting Standards Board but are not effective until after December 31, 2024.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $203 million, and our revolving credit facilities, which had no amounts outstanding as of December 31, 2024. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of December 31, 2024, would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at December 31, 2024. See Note 13: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently our exposure is primarily with the Canadian dollar and limited to receivables owed of $27 million as of December 31, 2024. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leonardo DRS, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition – Estimates to complete for certain long-term contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, revenues for the majority of contracts are recognized using the over-time percentage of completion cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated contract costs at completion (the “cost-to-cost method of accounting”). Under this method, the costs incurred represent an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers.
Due to the long-term nature of contracts, developing the estimated total cost at completion often requires management to make judgments. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under these contracts and as experience is gained and more information is obtained by management.
Auditing the Company’s estimated costs at completion for certain long-term contracts that recognize revenue using the cost-to-cost method of accounting was complex due to the judgment involved in evaluating management’s estimates. Estimates of total cost at completion for long-term contracts are affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the relevant internal controls related to the Company’s revenue recognition process. For example, we tested internal controls over management’s review of the estimate at completion analysis and the estimated total costs at completion for certain long-term contracts. We also tested management’s controls to validate that the data used in the estimate at completion analysis was complete and accurate.
To test the Company’s estimates of the costs at completion for certain long-term contracts, our audit procedures included, among other things, evaluating management’s cost estimates by comparing planned costs to actual costs incurred to date and meeting with program management to confirm our understanding of the risks associated with the contract and current contract performance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Tysons, Virginia
March 3, 2025

LEONARDO DRS, INC.
Consolidated Statements of Earnings

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Revenues	3,234	2,826	2,693
Cost of revenues	(2,498)	(2,178)	(2,118)
Gross profit	736	648	575
General and administrative expenses	(414)	(384)	(357)
Amortization of intangibles	(22)	(22)	(10)
Other operating (expenses) income, net	(7)	(11)	353
Operating earnings	293	231	561
Interest expense	(21)	(36)	(34)
Other, net	(8)	(3)	(2)
Earnings before taxes	264	192	525
Income tax provision	51	24	120
Net earnings	$213	$168	$405

Net earnings per share from common stock:
Basic earnings per share	$0.81	$0.64	$1.88
Diluted earnings per share	$0.80	$0.64	$1.88
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net earnings	$213	$168	$405
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income taxes	(1)	1	(2)
Pension and other postretirement benefit plan adjustments, net of income taxes	—	1	11
Other, net of income taxes	1	—	—
Other comprehensive income, net of income taxes	—	2	9
Total comprehensive income	$213	$170	$414
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$598	$467
Accounts receivable, net	253	151
Contract assets	872	908
Inventories	358	329
Prepaid expenses	27	21
Other current assets	55	42
Total current assets	2,163	1,918
Noncurrent assets:
Property, plant and equipment, net	440	402
Intangible assets, net	132	151
Goodwill	1,238	1,238
Deferred tax assets	120	123
Other noncurrent assets	91	89
Total noncurrent assets	2,021	2,003
Total assets	$4,184	$3,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$25	$57
Accounts payable	426	398
Contract liabilities	399	335
Other current liabilities	266	288
Total current liabilities	1,116	1,078
Noncurrent liabilities:
Long-term debt	340	349
Pension and other postretirement benefit plan liabilities	34	36
Deferred tax liabilities	7	4
Other noncurrent liabilities	130	129
Total noncurrent liabilities	511	518
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 265,064,755 and 262,525,390 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	5,194	5,175
Accumulated deficit	(2,593)	(2,806)
Accumulated other comprehensive loss	(47)	(47)
Total shareholders' equity	2,557	2,325
Total liabilities and shareholders' equity	$4,184	$3,921
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating activities
Net earnings	$213	$168	$405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91	85	65
Deferred income taxes	23	(52)	(6)
Gain from sale of business	—	—	(354)
Share-based compensation expense	22	17	5
Other	1	1	—
Changes in assets and liabilities:
Accounts receivable	(102)	15	(1)
Contract assets	36	(36)	(134)
Inventories	(29)	(10)	(33)
Prepaid expenses	(6)	(1)	(1)
Other current assets	(13)	(18)	3
Other noncurrent assets	17	19	24
Defined benefit obligations	(2)	(8)	(4)
Accounts payable	15	(59)	(14)
Contract liabilities	64	102	72
Other current liabilities	(39)	(26)	14
Other noncurrent liabilities	(20)	8	(8)
Net cash provided by operating activities	271	205	33
Investing activities
Capital expenditures	(85)	(60)	(65)
Business acquisitions, net of cash acquired	—	—	19
Proceeds from sales of assets	1	1	—
Proceeds from sales of businesses	—	—	482
Net cash (used in) provided by investing activities	(84)	(59)	436
Financing activities
Net (decrease) increase in third party borrowings (maturities of 90 days or less)	(32)	20	(8)
Repayment of third party debt	(291)	(727)	—
Borrowings of third party debt	280	715	223
Repayment of related party debt	—	—	(992)
Borrowings from related parties	—	—	775
Dividend to US Holding	—	—	(396)
Dividend from investment	—	—	3
Proceeds from stock issuance	16	12	—
Cash outlay to reacquire equity instruments	(19)	(1)	—
Other	(10)	(4)	(8)
Net cash (used in) provided by financing activities	(56)	15	(403)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	131	161	66
Cash and cash equivalents at beginning of year	467	306	240
Cash and cash equivalents at end of year	$598	$467	$306
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2021	$2	$4,632	$(58)	$(2,983)	$1,593
Total comprehensive income	—	—	9	405	414
Share-based compensation expense	—	5	—	—	5
Issuance of stock in business combination	1	510	—	—	511
Dividend to US Holding	—	—	—	(396)	(396)
Balance as of December 31, 2022	3	5,147	(49)	(2,974)	2,127
Total comprehensive income	—	—	2	168	170
Share-based compensation activity	—	28	—	—	28
Balance as of December 31, 2023	3	5,175	(47)	(2,806)	2,325
Total comprehensive income	—	—	—	213	213
Share-based compensation activity	—	19	—	—	19
Balance as of December 31, 2024	$3	$5,194	$(47)	$(2,593)	$2,557
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company’s largest shareholder is Leonardo S.p.A, an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing and Integrated Mission Systems. The U.S. Department of Defense (the “DoD”) is our largest customer and accounts for approximately 79%, 80%, and 84% of our total revenues as an end-user for the years ended December 31, 2024, 2023 and 2022, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 21%, 20%, and 16% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Other
The Company separately presents the unallocable general and administrative costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
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
C.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include those relating to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of reported amounts of goodwill and intangible assets, valuation of acquired intangibles, accounting for business combinations, valuation of pensions and other postretirement benefits, the valuation of deferred tax assets and liabilities and the valuation of unrecognized tax benefits. Actual results could differ from these estimates.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D.Revenue Recognition
Our revenues consist primarily of sales of products (tangible goods) to customers. We recognize the majority of our revenue from contracts with customers using an over time, percentage of completion cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the "cost-to-cost method"). On certain other contracts, primarily time-and-materials (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customers based on control transferred to the customer. See Note 3: Revenue from Contracts with Customers for additional information regarding revenue recognition.
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
F.Costs to Obtain or Fulfill a Contract
Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract were $38 million and $52 million at December 31, 2024 and 2023, respectively.
G.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded R&D or independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related customer contract. R&D costs are expensed as incurred. Company-funded R&D charged to general and administrative expenses totaled $92 million, $82 million, and $58 million in 2024, 2023 and 2022, respectively.
H.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in 2024, 2023 and 2022 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of other comprehensive income.
I.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits with banks or other short-term, highly liquid investments with original maturities of three months or less.
J.Accounts Receivable
Accounts receivable consist of amounts currently due from customers. We maintain an allowance recorded in the allowance for current expected credit losses account that is estimated and recorded utilizing relevant information about past events, including historical experience, current conditions and a reasonable and supportable forecast that affects the collectability of the related financial asset. See Note 4: Accounts Receivable for additional information regarding accounts receivable.
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
L.Property, Plant and Equipment
Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. The estimated useful lives of plant, machinery and equipment and building and building improvements generally range from 3 to 10 years and 15 to 40 years, respectively. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.
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
M.Goodwill
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. Goodwill is assigned to reporting units and is reviewed for impairment at the reporting unit level on an annual basis, or whenever changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by the segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had six reporting units at December 31, 2024 and 2023.
The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the optional qualitative assessment is performed (Step 0) and the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an additional quantitative fair value test (Step 1) is performed. When performing the Step 1 goodwill impairment test, we compare the fair values of each of our reporting units to their respective carrying values. In order to compute the fair value of our reporting units, we primarily use the income approach based on the discounted cash flows that each reporting unit expects to generate in the future, consistent with our operating plans. Determining the fair value of our

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
reporting units requires significant judgments, including the timing and amount of future cash flows, long-term growth rates, determination of the weighted average cost of capital and terminal value assumptions. If, based on the quantitative fair value test, the Company concludes that the carrying value of the reporting unit exceeds its fair value, the Company will recognize a goodwill impairment loss in an amount equal to that excess. The Company completed impairment tests as of October 1, 2024 and 2023, and December 31, 2022 and no adjustment to the carrying value of goodwill was deemed to be necessary. See Note 9: Goodwill for additional information regarding goodwill.
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
The Company assesses the recoverability of the carrying value of its long-lived assets and intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company then evaluates the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon expectations of undiscounted net cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the estimated fair value and the carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell. See Note 7: Property, Plant and Equipment, Note 10: Intangible Assets and Note 11: Leases for additional information regarding long-lived assets and intangible assets.
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 14: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company treats the global intangible low-taxed income ("GILTI") tax as a period cost when incurred.
See Note 12: Income Taxes for additional information regarding income taxes.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q.Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards, only in periods in which such effect would have been dilutive for the period. On November 23, 2022, the Company completed a forward stock split of 1.451345331-for-1 share of common stock. The Consolidated Financial Statements were retroactively adjusted as necessary to reflect the November 23, 2022 forward stock split for all periods presented. There were 145 million and 210 million basic and diluted common shares outstanding before and after the November 23, 2022 forward stock split, respectively. In addition, 49,742,187 shares of common stock were issued in connection with the RADA merger on November 28, 2022.
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
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheets at carrying value, which approximates fair value, as of December 31, 2024 and 2023.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other operating income, net on our Consolidated Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is therefore recorded during the current period. The Company sold its interest in its only investment accounted for under the equity method, Advanced Acoustic Concepts, LLC, on July 8, 2022. Our share of net earnings related to our equity method investments was $1 million for the year ended December 31, 2022, which was included in our Advanced Sensing and Computing business segment operating profit.
The Company has an investment in a private company in which we do not have the ability to exercise significant influence. This investment is carried at cost and we evaluate for possible impairment quarterly.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investments in VIEs as of December 31, 2024 and 2023.
Divestitures
On March 21, 2022, the Company entered into a definitive agreement to sell its Global Enterprise Solutions (“GES”) business to SES Government Solutions, Inc., a wholly-owned subsidiary of SES S.A., for a selling price of $450 million subject to certain working capital adjustments. The transaction was completed on August 1, 2022, and resulted in cash proceeds of $427 million after net working capital adjustments. The transaction netted an aggregate pretax gain net of transaction costs of $309 million ($239 million after tax) of which $323 million was included in other operating (expenses) income, net

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
partially reduced by aggregate transaction costs of $14 million included in general and administrative costs and tax expenses of $70 million. GES, which was part of the ASC segment, provides commercial satellite communications to the U.S. government and delivers satellite communications and security solutions to customers worldwide. SES S.A. has guaranteed the payment of the purchase price and performance of all other obligations of SES Government Solutions, Inc. under the agreement.
The Company recorded operating earnings for the GES business of $13 million for the year ended December 31, 2022.
In February 2022, the Company’s Board of Directors approved the strategic initiative to divest of the Company’s interest in Advanced Acoustic Concepts, LLC (“AAC”). On April 19, 2022, we entered into a definitive sales agreement to divest our share of our equity investment in AAC for $56 million to Thales Defense & Security, Inc., the minority partner in the joint venture. The transaction was completed on July 8, 2022 and resulted in proceeds of $56 million. The transaction netted an aggregate pretax gain of $31 million ($22 million net of taxes). The aggregate gain of $31 million is included in other operating (expenses) income, net offset by tax expense of $9 million.
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
For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on Company's expectations regarding the relevant service or performance criteria. For awards with a service condition only, the Company recognizes the compensation expense on a straight-line basis.
See Note 15: Share-based Compensation Plans for further information regarding our share-based compensation plans.
V.New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. We adopted the new standard effective December 31, 2024 and applied the disclosure requirements on a retrospective basis to all prior periods presented in the Consolidated Financial Statements. See Note 19: Segment Information.
Accounting Guidance Issued but Not Yet Adopted as of December 31, 2024
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. We are currently evaluating the impact of adopting this new pronouncement and plan to adopt these amendments using the prospective approach for annual disclosures in fiscal year 2025.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. We are currently evaluating the impact of adopting this new pronouncement.
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
Purchase consideration - The following summarizes the purchase consideration transferred to RADA shareholders:

(in millions, except per share data)
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Purchase price allocation - The allocation of the purchase consideration to assets acquired and liabilities assumed is based on the estimated fair values as follows:

(Dollars in millions)
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Revenues for the majority of our contracts are measured using the over time, percentage of completion cost-to-cost method of accounting to calculate percentage of completion. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Due to the long-term nature of many of our contracts, developing the estimated transaction price and total cost at completion often requires judgment. The estimated transaction price may include variable consideration such as performance incentives, requests for equitable adjustment (“REAs”) and claims. Variable consideration is included in the estimated transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance.
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts on a routine basis. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change and are also required if contract modifications occur. When adjustments in estimated total costs at completion are determined, the related impact on revenue and operating earnings are recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments had the following impacts to revenue for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Revenue and operating earnings	$(25)	$(23)	$(26)
Total % of revenue	1%	1%	1%
Net earnings	(20)	(18)	(19)
Impact on diluted earnings per share	$(0.07)	$(0.07)	$(0.09)

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The impacts noted above are attributed primarily to changes in our firm-fixed-price development type programs as well as the impacts of inflation and production inefficiencies on certain fixed price production programs. In 2024 the adjustments consist largely of changes in the designs required to achieve contractual specifications for fixed price development programs and increased material cost within our IMS and ASC segments that resulted in a change in the programs’ estimates and related profitability. The reductions to revenue for the year ended December 31, 2024, were related to certain masted surveillance and surface ship power and propulsion programs within our IMS segment as well as soldier sensing programs within our ASC segment. These impacts were partially offset by improved contractual performance realized on our propulsion contracts on the Columbia Class submarine contracts.
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

	December 31,
(Dollars in millions)	2024	2023
Contract assets	$872	$908
Contract liabilities	399	335
Revenue recognized in 2024 and 2023 that was included in the contract liability balance at the beginning of each year was $288 million and $180 million, respectively.
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
As of December 31, 2024 and 2023, our total backlog was $8,509 million and $7,751 million, respectively. We expect to recognize approximately 29% of our December 31, 2024 backlog as revenue

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
over the next twelve months, with the remainder to be recognized thereafter. Approximately 50% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
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

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Revenue by Geographical Region
United States	$1,685	$1,537	$1,543
International	412	269	169
Intersegment Sales	21	25	21
Total	$2,118	$1,831	$1,733
Revenue by Customer Relationship
Prime contractor	$925	$858	$918
Subcontractor	1,172	948	794
Intersegment Sales	21	25	21
Total	$2,118	$1,831	$1,733
Revenue by Contract Type
Firm-Fixed Price	$1,762	$1,522	$1,494
Flexibly Priced(1)	335	284	218
Intersegment Sales	21	25	21
Total	$2,118	$1,831	$1,733
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

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Revenue by Geographical Region
United States	$1,117	$1,006	$956
International	20	14	25
Intersegment Sales	1	1	2
Total	$1,138	$1,021	$983
Revenue by Customer Relationship
Prime contractor	$259	$252	$186
Subcontractor	878	768	795
Intersegment Sales	1	1	2
Total	$1,138	$1,021	$983
Revenue by Contract Type
Firm-Fixed Price	$948	$851	$853
Flexibly Priced(1)	189	169	128
Intersegment Sales	1	1	2
Total	$1,138	$1,021	$983
________________
(1)Includes revenue derived from cost-type and time-and-materials contracts.
Note 4. Accounts Receivable
Accounts receivable consist of the following:

	December 31,
(Dollars in millions)	2024	2023
Accounts receivable	$254	$152
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$253	$151
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 5: Sale of Receivables for additional information.
Note 5. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million.
The receivables sold under the factoring facilities are without recourse for any customer credit risk and result in a true sale. Receivables are derecognized in their entirety when sold, and the Company’s continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are primarily reflected in operating cash flows on the Consolidated Statements of Cash Flows.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the years ended December 31, 2024, 2023 and 2022, the Company incurred purchase discount fees of $2 million, $5 million, and $4 million, respectively, which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	December 31,
(Dollars in millions)	2024	2023
Beginning balance	$192	$243
Sales of receivables	190	303
Cash returned to purchasers	(252)	(354)
Outstanding balance sold to purchasers	130	192
Cash collected, not remitted to purchasers(1)	—	(35)
Remaining sold receivables	$130	$157
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.
Note 6. Inventories
Inventories consists of the following:

	December 31,
(Dollars in millions)	2024	2023
Raw materials	$86	$66
Work in progress	264	254
Finished goods	8	9
Total	$358	$329
Note 7. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

	December 31,
(Dollars in millions)	2024	2023
Land, buildings and improvements	$380	$342
Plant and machinery	203	197
Equipment and other	382	334
Total property, plant and equipment, at cost	965	873
Less accumulated depreciation	(525)	(471)
Total property, plant and equipment, net	$440	$402
Depreciation expense related to property, plant and equipment was $69 million, $63 million, and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Land, buildings and improvements include assets under finance leases in the amount of $97 million and $98 million as of December 31, 2024 and 2023, respectively. See Note 11: Leases for additional information.
As of December 31, 2024 and 2023, the Company accounted for our manufacturing facility in Menomonee Falls, WI as a financing arrangement and is included in land, building, and improvements in the above table. See Note 13: Debt for additional information.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

	December 31,
(Dollars in millions)	2024	2023
Salaries, wages and accrued bonuses	$75	$73
Fringe benefits	63	63
Restructuring costs	1	10
Provision for contract losses	43	36
Operating lease liabilities	27	23
Taxes payable	24	46
Warranty reserves	19	12
Other	14	25
Total other current liabilities	$266	$288
Operating lease liabilities	$66	$68
Unrecognized tax benefits	46	36
Warranty reserves	10	14
Other	8	11
Total other noncurrent liabilities	$130	$129
Note 9. Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

(Dollars in millions)	ASC	IMS	Total
Balance at January 1, 2023(1)	$817	$419	$1,236
Purchase price adjustments for the year ended December 31, 2023	2	—	2
Balance at December 31, 2023	819	419	1,238
Balance at December 31, 2024	819	419	1,238
________________
(1)Goodwill is reported net of $2,362 million and $606 million of accumulated impairments as of January 1, 2023 for the ASC and IMS segments, respectively.
Note 10. Intangible Assets
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values. Intangible assets consists of the following:

	December 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(962)	$125	$1,087	$(940)	$147
Patents and licenses	14	(7)	7	10	(6)	4
Total intangible assets	$1,101	$(969)	$132	$1,097	$(946)	$151
Amortization expense related to intangible assets was $22 million, $22 million, and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. The net acquired intangible asset balances consists primarily of technology related intangibles of $88 million and customer related assets of $37 million as of December 31, 2024. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. The estimated annual amortization expense related to intangible assets for the subsequent five years is as follows:

(Dollars in millions) Year Ending December 31,	Estimated Annual Amortization
2025	$22
2026	22
2027	19
2028	14
2029	14
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of December 31, 2024, the Company has not entered into any significant leases that have not yet commenced. We elected not to recognize a ROU asset and lease liability for leases with an initial term of twelve months or less. These leases are expensed on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and to instead account for them as a single component. We have elected this practical expedient for all classes of assets.
Lease Cost
The Company’s total lease cost consists of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating lease cost(1)	$24	$26	$25
Finance lease cost(2):
Amortization of right-of-use assets	12	10	10
Interest on lease liabilities	6	5	5
Total lease cost	$42	$41	$40
________________
(1)Operating lease expense is included within cost of revenues or general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Consolidated Statements of Earnings. Operating lease cost includes short-term leases of approximately $2 million, $3 million, and $2 million and an insignificant amount of variable lease cost for 2024, 2023 and 2022, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of revenues or general and administrative expenses, dependent upon the nature and use of the ROU asset, and interest expense in the Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in millions)	2024	2023
ROU assets
Operating leases(1)	$79	$82
Finance leases(2)	97	98
Total leased assets	$176	$180
Liabilities
Current lease liabilities:
Operating(1)	$27	$23
Finance(2)	10	10
Noncurrent lease liabilities:
Operating(1)	66	68
Finance(2)	103	101
Total lease liabilities	$206	$202
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
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$28	$25
Operating cash flows from finance leases	6	5	8
Financing cash flows from finance leases	9	8	5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	25	17	11
Finance leases	11	6	8

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted Average Lease Term and Discount Rate
Lease terms and discount rates related to leases are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	5 years	5 years
Finance leases	14 years	12 years
Weighted average discount rate:
Operating leases	4.6%	5.3%
Finance leases	5.2%	4.6%
Maturity of Lease Liabilities
As of December 31, 2024, future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows:

(Dollars in millions) Year Ending December 31,	Operating Leases	Finance Leases
2025	$25	$15
2026	20	14
2027	16	12
2028	14	12
2029	10	11
Thereafter	16	106
Total lease payments	101	170
Less: imputed interest	8	57
Present value of lease liabilities	93	113
Less: current maturities	27	10
Long-term lease obligations	$66	$103
Note 12. Income Taxes
Earnings before taxes consists of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Earnings before taxes
Domestic	$236	$197	$531
Foreign	28	(5)	(6)
Total	$264	$192	$525

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income tax provision consists of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Current:
Federal	$15	$61	$93
State	11	14	24
Foreign	2	1	—
Total current	28	76	117
Deferred:
Federal	16	(44)	5
State	4	(7)	(6)
Foreign	3	(1)	4
Total deferred	23	(52)	3
Total	$51	$24	$120
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal rate	21.0%	21.0%	21.0%
State rate, net of federal benefit	4.2%	2.5%	2.8%
Foreign rate differential	(1.5)%	0.1%	(0.3)%
Research & development credit, net of reserves	(7.1)%	(18.0)%	(0.5)%
Excess tax benefits from share-based compensation	(1.2)%	(0.1)%	—%
Nondeductible officer compensation	1.2%	0.8%	0.3%
Nondeductible expenses	0.6%	0.2%	0.1%
Global intangible low-taxed income	2.1%	0.2%	0.2%
Change in valuation allowance	0.7%	1.0%	1.5%
Change in tax reserves	0.2%	1.1%	—%
Purchase tax credits	(0.7)%	—%	—%
Divestiture impact	—%	4.7%	(1.9)%
Other	(0.2)%	(1.0)%	(0.3)%
Effective tax rate	19.3%	12.5%	22.9%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

	December 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Federal net operating loss	$1	$3
State net operating loss	6	8
Foreign net operating loss	7	7
Tax credit carryforwards	19	13
Lease liabilities	44	54
Capitalized R&D, net of amortization	143	88
Accrued compensation and benefits	27	25
Contract liabilities	20	20
Accrued expenses	3	3
Pension and post-retirement plans	12	13
Inventory capitalization	8	8
Disallowed interest	—	1
Other	7	15
Total gross deferred tax assets	297	258
Less valuation allowance	25	21
Deferred tax assets	272	237
Deferred tax liabilities:
Right-of-use assets	$(40)	$(50)
Long-term contracts	(55)	—
Intangible assets	(39)	(41)
Property, plant and equipment, net	(23)	(25)
Other	(2)	(2)
Deferred tax liabilities	(159)	(118)
Net deferred tax asset	$113	$119
As of December 31, 2024, and 2023 the Company had U.S. federal net operating loss carryforwards of $18 million and $22 million, respectively, which we anticipate we will be able to utilize prior to their expiration which commences in 2032. The annual utilization of our federal NOL is limited to approximately $3 million pursuant to Section 382 of the Tax Code. Our foreign net operating losses have expirations ranging from 2041 to indefinite. In 2024, we recorded an additional valuation allowance in Canada of $2 million. As of December 31, 2024 and 2023, we had apportioned state net operating loss carryforwards of $105 million and $145 million, respectively, which are associated with jurisdictions in which we currently file and the Company expects to utilize prior to expiration except for those for which we have recorded a valuation allowance. Our state net operating losses have expirations ranging from 2024 to 2041 and are offset by a valuation allowance of $2 million.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which, among other items, allows a company to purchase transferable tax credits. During 2024, the Company purchased $25 million in tax credits for approximately $23 million in cash. These credits were used to offset the Company’s federal tax liability for 2023.
Cash paid for income taxes, net of refunds was $71 million, $45 million, and $89 million in 2024, 2023 and 2022, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Tax Uncertainties
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management at least quarterly based on the best information available. The Company’s total liability for unrecognized tax benefits as of December 31, 2024, 2023 and 2022 was approximately $48 million, $40 million and $24 million, respectively; all of which will impact the effective tax rate when recognized. Approximately $2 million, $2 million and $2 million as of December 31, 2024, 2023 and 2022, respectively, was recorded within (and as an offset to) deferred tax assets. In addition, the Company does not believe there are any tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next twelve months. The table below summarizes the activity associated with our unrecognized tax benefits:

(Dollars in millions)	2024	2023	2022
Balance at January 1,	$40	$24	$22
Increase related to prior year tax positions	2	11	1
Increase related to current year tax positions	6	6	2
Decreases related to prior year tax positions	—	(1)	—
Lapse of statute of limitations	—	—	(1)
Balance at December 31,	$48	$40	$24
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through the tax year ended December 31, 2018 except as it relates to the net operating loss carryforward and tax credit carryforwards. Substantially all material state and local matters have been concluded for years through the tax year ended December 31, 2017. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through the tax years ending 2017.
As of December 31, 2024, the Company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”). The TCJA allows for a dividend received deduction for repatriation of foreign earnings. We intend to indefinitely reinvest these earnings. Should the Company’s undistributed earnings from its investment in non‐U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Debt
The Company’s debt consists of the following:

	December 31,
(Dollars in millions)	2024	2023
2022 Term Loan A	$203	$214
Outstanding revolver	—	—
Finance lease and other	159	158
Short-term borrowings	4	35
Total debt principal	366	407
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	365	406
Less short-term borrowings and current portion of long-term debt	(25)	(57)
Total long-term debt	$340	$349

Term Loans
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan (“2022 Term Loan A”) of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at December 31, 2024 was $203 million. The fair value of the 2022 Term Loan A at December 31, 2024 was approximately $199 million, however the Company has the ability to prepay the outstanding principal balance without penalty.
In January 2009, the Company entered into a credit agreement with Finmeccanica S.p.A. (presently Leonardo S.p.A. and indirect majority stockholder) in the amount of $2 billion (the “2009 Credit Agreement”). The 2009 Credit Agreement was subsequently assigned to US Holding and had a maturity of November 30, 2023. The 2009 Credit Agreement provided for a term loan that bore interest at a rate of 7.5%, with interest payments due semi-annually on June 20 and December 20 in each year. In November 2022, the Company repaid the aggregate principal amount of $139 million. Upon repayment the 2009 Credit Agreement was terminated.
In June 2017, the Company entered into an unsecured term loan with US Holding in the principal amount of $138 million, the proceeds of which were used to finance the acquisition of Daylight Solutions, Inc. (the “Daylight Term Loan”). The Daylight Term Loan had a maturity of October 15, 2024 and had an interest rate of 5.0%, with interest payments due semi-annually on April 15 and October 15. During 2022, the Company repaid the aggregate principal amount of $78 million. Upon repayment the Daylight Term Loan was terminated.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of December 31, 2024 the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement, The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2024 and 2023. The weighted average interest rate on the 2022 Revolving Credit Facility as of December 31, 2024 and 2023 was 6.72% and 6.41%, respectively.
The 2009 Credit Agreement provided for a revolving credit facility available for the working capital needs of the Company (the “Revolving Credit Facility”). As of December 31, 2021, the Revolving Credit Facility had a credit limit of $450 million, and an interest rate of LIBOR plus 3.5%. There was a commitment fee of 0.25% applied to the unused balance of the Revolving Credit Facility and there were no compensating balance requirements. There was no balance on the Revolving Credit Facility as of December 31, 2021. The 2009 Credit Agreement was terminated in November 2022.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $130 million and $65 million at December 31, 2024 and 2023, respectively (the “Financial Institution Credit Facilities”). The Financial Institution Credit Facilities were guaranteed by Leonardo S.p.A, through approximately January 2023. As of December 31, 2024, none of the Financial Institution Credit facilities are guaranteed by Leonardo S.p.A. The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $36 million and $41 million as of December 31, 2024 and 2023, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Finance Lease and Other
As of December 31, 2024, finance lease and other of $159 million includes approximately $113 million related to finance lease liabilities and $46 million related to our Menomonee Falls, WI manufacturing facility, which has been accounted for as a financing arrangement. Approximately $10 million has been recognized as the current portion of long-term debt for the finance lease liabilities and aforementioned financing arrangement.
Short-term Borrowings
As of December 31, 2024 and 2023, the Company recognized $4 million and $35 million, respectively, related to our factoring facilities as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets. See Note 5: Sale of Receivables for more information.
Interest Paid
Total interest paid associated with our debt was $27 million, $38 million, and $34 million in 2024, 2023 and 2022, respectively. Our effective interest rate was approximately 6.80%, 6.65% and 5.57% for the years ended December 31, 2024, 2023 and 2022, respectively. The interest expense attributable to the amortization of debt issuance costs in 2024, 2023 and 2022 was not material.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities
Maturities of debt as of December 31, 2024 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
2025	$25
2026	21
2027	189
2028	8
2029	8
Thereafter	115
Total principal payments	$366
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
In April 2024, the Company purchased group annuity contracts to transfer approximately $24 million of gross defined benefit pension plan obligations and related plan assets for certain of its qualified defined benefit pension plans to an insurance company for approximately 700 U.S. retirees and beneficiaries. In June 2024, the Company made lump sum distributions from plan assets for terminated vested participants in certain of its defined pension benefit plans in the amount of approximately $8 million. Settlement charges related to these activities were immaterial.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans as of December 31, 2024 and 2023:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$165	$162	$1	$1	$17	$17
Interest cost	7	8	—	—	1	1
Actuarial (gain) loss	(4)	6	—	—	—	—
Benefits paid(1)	(41)	(12)	—	—	(1)	(1)
Loss due to settlement	—	1	—	—	—	—
Benefit obligation at end of year	$127	$165	$1	$1	$17	$17
Change in plan assets:
Fair value of plan assets at beginning of year	$134	$124	$1	$1	$12	$11
Actual return on plan assets	—	12	—	—	1	1
Employer contributions	7	10	—	—	1	1
Benefits paid(1)	(41)	(12)	—	—	(1)	(1)
Fair value of plan assets at end of year	100	134	1	1	13	12
Funded status of the plans at year end	$(27)	$(31)	$—	$—	$(4)	$(5)
________________
(1)The 2024 amounts include the purchase of group annuity contracts to transfer certain benefit obligations and related plan assets of $24 million to an insurance company and lump sum payments to certain participants of $8 million.
The amounts recognized in the Consolidated Balance Sheets as of December 31, 2024 and 2023 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Noncurrent assets	$2	$—	$1	$—	$—	$—
Noncurrent liabilities	(29)	(31)	(1)	—	(4)	(5)
Net liability recognized	$(27)	$(31)	$—	$—	$(4)	$(5)
Amounts recognized in accumulated other comprehensive income (before taxes) at December 31, 2024 and 2023 consist of:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$30	$31	$(1)	$(1)	$1	$2
Total amount recognized in accumulated other comprehensive losses (earnings)	$30	$31	$(1)	$(1)	$1	$2

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate accumulated benefit obligation (“ABO”) for the Company's defined benefit pension plans combined was $144 million and $182 million at December 31, 2024 and 2023, respectively. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation (“PBO”). The table below presents information for the pension plans with an ABO and PBO in excess of the fair value of plan assets at December 31, 2024 and 2023:

(Dollars in millions)	2024	2023
Projected benefit obligation	$144	$182
Accumulated benefit obligation	144	182
Fair value of plan assets	113	146
The following table summarizes the weighted average actuarial assumptions used to determine our benefit obligations at December 31, 2024 and 2023:

	Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2024	2023	2024	2023	2024	2023
Rate assumptions
Discount rate	5.5%	4.8%	5.4%	4.7%	5.3%	4.8%
Expected long-term return on plan assets	6.4%	6.5%	6.4%	6.5%	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	6.1%	5.9%	N/A	N/A
Ultimate health care trend rate	N/A	N/A	4.2%	4.2%	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	2037	2037	N/A	N/A
The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans for the years ended December 31, 2024, 2023 and 2022. Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over the average future lifetime for all plans that are frozen, and over the average remaining service period for active plans.

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Interest cost	$7	$8	$6	$—	$—	$—	$1	$1	$1
Expected return on plan assets	(5)	(7)	(7)	—	—	—	—	—	—
Amortization of net actuarial loss	1	1	1	—	—	—	—	—	—
Settlement expense	—	—	1	—	—	—	—	—	—
Net periodic benefit cost	$3	$2	$1	$—	$—	$—	$1	$1	$1

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive earnings for the Company's pension, postretirement and supplemental retirement benefit plans for the years ended December 31, 2024, 2023 and 2022:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
(Dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial loss (gain)	$1	$1	$(8)	$—	$—	$—	$—	$—	$(4)
Amortization of net actuarial loss from prior years	(1)	(1)	(2)	—	—	—	—	—	—
Total recognized in other comprehensive income	$—	$—	$(10)	$—	$—	$—	$—	$—	$(4)
The following table summarizes the weighted average actuarial assumptions used to determine our net periodic cost of the plans for the years ended December 31, 2024, 2023 and 2022:

	Defined Benefit Pension Plans			Postretirement Benefit Plans			Supplemental Retirement Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Rate assumptions
Discount rate	4.8%	5.0%	2.8%	4.7%	4.9%	2.6%	4.8%	5.0%	2.8%
Expected long-term return on plan assets	6.5%	7.2%	5.9%	6.5%	7.2%	5.9%	N/A	N/A	N/A
Health care trend rate assumed for next year	N/A	N/A	N/A	6.0%	5.3%	5.5%	N/A	N/A	N/A
Ultimate health care trend rate	N/A	N/A	N/A	4.2%	4.2%	4.2%	N/A	N/A	N/A
Year rate reaches ultimate trend rate	N/A	N/A	N/A	2037	2037	2031	N/A	N/A	N/A
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
return seeking assets based upon the attainment of specific funding percentages. The non-return seeking assets are invested primarily in bonds with maturities closely matching the anticipated payment of benefits. As the funding percentage increases the glide path reduces the amount of the assets invested in return seeking assets.
The table below represents all of the Company's funded pension plans' and postretirement benefit plans' weighted average asset allocation at December 31, 2024 and 2023 by asset category:

	Asset Allocation
	2024	2023
Asset Category
Equity securities	18%	33%
Debt securities	72%	55%
Real estate	—%	4%
Other, primarily cash and cash equivalents, and hedge funds	10%	8%
The table below presents the target allocation ranges for each major asset category for the Company's benefit plans for the years ended December 31, 2024 and 2023:

Target Asset Allocation Range
	2024	2023
Asset Category
Equity securities	11% - 19%	28% - 36%
Debt securities	75% - 91%	54% - 70%
Real estate	0% - 0%	0% - 8%
Other, primarily cash and cash equivalents and hedge funds	0% - 4%	0% - 10%
The following tables provides the fair value of plan assets held by our defined benefit plan by asset category and by fair value hierarchy level.

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$8	$—	$—	$8
Equity securities	6	—	—	6
Collective trust funds	—	100	—	100
Total	$14	$100	$—	$114

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$11	$—	$—	$11
Equity securities	5	—	—	5
Collective trust funds	—	131	—	131
Total	$16	$131	$—	$147

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior year amounts for investments in collective trust funds, previously categorized as not subject to leveling in the fair value hierarchy, have been corrected to categorize these investments as Level 2. For collective trust funds not traded on a public exchange, the trustee obtains quotes from the fund manager, which are based on the net asset value of the funds, which is the price the funds stand ready to purchase and sell units of the fund. This change is not material as it did not affect the prior year financial statements nor the total plan assets previously reported.
For the year ended December 31, 2025, the Company expects to contribute $6 million to its pension plans and an inconsequential amount to its postretirement plans.
The following table presents expected pension and postretirement benefit payments over the next ten years:

(Dollars in millions) Year Ending December 31,	Defined Benefit Pension Plans	Postretirement Benefit Plans	Supplemental Retirement Plans
2025	$11	$—	$1
2026	10	—	1
2027	10	—	1
2028	10	—	1
2029	10	—	1
2030-2034	50	—	6
Defined Contribution Plans
The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for the years ended December 31, 2024, 2023 and 2022, amounted to $31 million, $28 million, and $22 million, respectively.
Note 15. Share-based Compensation Plans
In November 2022, the Company established the 2022 Omnibus Equity Compensation Plan (the “2022 Equity Plan”). The 2022 Equity Plan allows for grants of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. In May 2024, the 2022 Equity Plan was amended and restated to increase the common stock available for issuance under the plan by 8,100,000 shares and to extend the terms of the plan to expire on the tenth anniversary of the amended and restated plan’s effective date. As of December 31, 2024, there were 10 million shares of the Company’s common stock reserved for future issuances under the 2022 Equity Plan.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
financial metrics over a three-year period: Relative Total Shareholder Return (“rTSR”), Revenue Growth, and Return on Invested Capital (“ROIC”).
During 2023, the Company granted equity awards in the form of RSUs and PRSUs under the LTI program. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: rTSR, Revenue Growth, and ROIC.
During 2024, the Company granted equity awards in the form of RSUs and PRSUs under the LTI program. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: rTSR, Adjusted Diluted EPS, and ROIC.
The fair value of stock options is measured on the date of the acquisition of RADA using the Black-Scholes option pricing model. The fair value of market condition PRSUs is measured on the date of grant using the Monte Carlo Simulation Model. Expense for time-based awards is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.
In May 2024, the Company established the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s stock at 90% of the fair market value on the date of purchase. As of December 31, 2024, there were 2 million shares of the Company’s common stock reserved for future issuances under the ESPP.
Share-based compensation, which was recorded in the Consolidated Statements of Earnings within general and administrative expenses, and the related tax benefits recognized for the periods presented consists of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Total share-based compensation expense	$22	$17	$5
Tax benefits recognized from share-based compensation	6	2	1
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
The weighted average valuation date fair values for options assumed during the year ended December 31, 2022 was $4.58. There were no stock options granted or assumed during the years ended December 31, 2024 and 2023.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table shows a summary of all option activity under the 2022 Equity Plan for the year ended December 31, 2024:

	Number of Shares (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding as of January 1, 2024	3.20	$10.18	4	$32
Exercised	(1.58)	9.96
Forfeited	(0.05)	10.29
Outstanding as of December 31, 2024	1.57	$10.39	3	$34
Exercisable as of December 31, 2024	1.34	$10.37	3	$29
Vested and expected to vest as of December 31, 2024	1.57	$10.39	3	$34
As of December 31, 2024, total compensation expense not yet recognized related to unvested options was approximately $1 million, which is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of stock options exercised during the year ended December 31, 2024, was $26 million.
RSUs
The following table shows a summary of all RSU activity under the 2022 Equity Plan for the year ended December 31, 2024:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1.90	$12.10
Granted	0.58	21.98
Vested	(1.09)	11.41
Forfeited	(0.08)	14.74
Unvested as of December 31, 2024	1.31	$16.89
As of December 31, 2024, total compensation expense not yet recognized related to unvested RSUs was approximately $14 million, which is expected to be recognized over a weighted average period of 2 years. The fair value of RSUs that vested in 2024 was $30 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PRSUs
The following table shows a summary of all PRSU activity under the 2022 Equity Plan for the year ended December 31, 2024:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1.75	$10.30
Granted	0.39	24.72
Vested	(0.56)	4.07
Forfeited	(0.07)	15.32
Unvested as of December 31, 2024	1.51	$16.19
The Monte Carlo Model assumptions used in valuing market condition PRSUs during the periods presented are set forth in the following table:

	Year Ended December 31,
	2024	2023	2022
Grant date stock price	$21.51	$14.74	$9.87
Expected volatility	36.0%	51.2%	40.0%
Risk-free interest rate	4.9%	4.0%	4.4%
Expected dividend yield	—%	—%	—%
As of December 31, 2024, total compensation expense not yet recognized related to unvested PRSUs was approximately $11 million, which is expected to be recognized over a weighted average period of 2 years. The fair value of PRSUs that vested in 2024 was $19 million.
Note 16. Earnings Per Share

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Net earnings	$213	$168	$405
Basic weighted average number of shares outstanding	263.7	261.5	214.9
Impact of dilutive share-based awards	4.0	2.7	0.2
Diluted weighted average number of shares outstanding	267.7	264.2	215.1
Earnings per share attributable to common shareholders - basic	$0.81	$0.64	$1.88
Earnings per share attributable to common shareholders - diluted	$0.80	$0.64	$1.88
The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, RSUs and PRSUs).
Note 17. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease agreements, purchase obligations, and credit agreements. See Note 11: Leases and Note 13: Debt for additional information on our leases and credit agreements.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Restructuring costs
We engage in targeted restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives, we recorded charges totaling $8 million, $11 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively. These restructuring initiatives were within our ASC segment and were substantially completed as of December 31, 2024. Costs incurred were related to employee termination and severance costs, as well as costs related to discontinuing product lines or closing down of locations. Charges were recorded within other operating (expenses) income, net, on the Consolidated Statements of Earnings. See the table below for a breakout of restructuring costs by nature of cost incurred:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Severance	$6	$9	$2
Facility abandonment	2	2	1
Total	$8	$11	$3

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of changes in the restructuring provision balance during the years ended December 31, 2024 and 2023:

(Dollars in millions)
Balance at January 1, 2023	$4
Additional provision	11
Reversal and utilization	(5)
Balance at December 31, 2023	10
Additional provision	8
Reversal and utilization	(17)
Balance at December 31, 2024	$1
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the years ended December 31, 2023 and 2024:

(Dollars in millions)
Balance at January 1, 2023	$18
Additional provision	20
Reversal and utilization	(12)
Balance at December 31, 2023	$26
Additional provision	16
Reversal and utilization	(13)
Balance at December 31, 2024	$29
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
The Company also has related party sales and purchases with the indirect majority stockholder and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $30 million, $40 million and $59 million for the years ended December 31, 2024, 2023 and 2022, respectively. Related party purchases are included in cost of revenues and were $7 million, $4 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The receivables with the indirect majority stockholder and its other affiliates of $19 million and $8 million, respectively, and payables of $4 million and $4 million, respectively, as of December 31, 2024 and 2023, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $12 million at December 31, 2024.
The Company entered into a Tax Allocation Agreement with US Holding, dated as of November 16, 2020. See Note 1: Summary of Significant Accounting Policies for more information.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Effective for the fourth quarter of 2024, operating earnings is the segment profit measure the CODM primarily uses to manage the Company and allocate resources. Operating earnings is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Prior year information was revised to reflect operating earnings as the segment profit measure.
Certain information related to our segments for the years ended December 31, 2024, 2023 and 2022, is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. A description of our reportable segments as of December 31, 2024 and 2023, has been included in Note 1: Summary of Significant Accounting Policies. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the years ended December 31, 2024, 2023 and 2022, consists of the following:

(Dollars in millions)	2024	2023	2022
Revenues
ASC	$2,118	$1,831	$1,733
IMS	1,138	1,021	983
Corporate & Eliminations	(22)	(26)	(23)
Total revenues	$3,234	$2,826	$2,693

Cost of revenues
ASC	$1,598	$1,370	$1,335
IMS	922	834	806
Corporate & Eliminations	(22)	(26)	(23)
Total cost of revenues	$2,498	$2,178	$2,118

General and administrative
ASC	$234	$226	$194
IMS	81	79	62
Corporate & Eliminations	7	(3)	43
Total general and administrative	$322	$302	$299

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company-funded research and development
ASC	$74	$66	$44
IMS	18	16	14
Corporate & Eliminations	—	—	—
Total company-funded research and development	$92	$82	$58

Amortization of intangibles
ASC	$22	$22	$10
IMS	—	—	—
Corporate & Eliminations	—	—	—
Total amortization of intangibles	$22	$22	$10

Other segment items
ASC	$7	$11	$(353)
IMS	—	—	—
Corporate & Eliminations	—	—	—
Total other segment items(1)	$7	$11	$(353)

Operating earnings
ASC	$183	$136	$503
IMS	117	92	101
Corporate & Eliminations	(7)	3	(43)
Total operating earnings	$293	$231	$561
Interest expense	(21)	(36)	(34)
Other, net	(8)	(3)	(2)
Earnings before taxes	$264	$192	$525
________________
(1)Includes ASC restructuring costs for 2024, 2023 and 2022 and ASC gain on divestitures for 2022.
Total intersegment revenues by segment for the years ended December 31, 2024, 2023 and 2022, consists of the following:

(Dollars in millions)	2024	2023	2022
ASC	$21	$25	$21
IMS	1	1	2
Total intersegment revenues	$22	$26	$23
Depreciation by segment for the years ended December 31, 2024, 2023 and 2022, consists of the following:

(Dollars in millions)	2024	2023	2022
ASC	$48	$44	$36
IMS	21	19	19
Total depreciation	$69	$63	$55

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total assets by segment as of December 31, 2024 and 2023, consists of the following:

(Dollars in millions)	2024	2023
ASC	$2,249	$2,244
IMS	1,225	1,146
Corporate & Eliminations	710	531
Total assets	$4,184	$3,921
Note 20. Subsequent Events
Share Repurchase Program
On February 20, 2025, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. All repurchased shares are expected to be retired.
Payment of Dividends
On February 20, 2025, the Company announced that its Board of Directors approved a cash dividend of $.09 per share of common stock payable on March 27, 2025 to shareholders of record as of the close of business on March 13, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2024 and determined these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Ernst & Young LLP, our independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Leonardo DRS, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Leonardo DRS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
March 3, 2025

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K, except as follows(1):

Name and title	Date of adoption of 10b5-1 Plan(2)	Scheduled expiration date of 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
Eric C. Salzman, Director	11/11/2024	7/31/2025	Up to 6,954 shares
Sally Wallace, Executive Vice President Operations	12/11/2024	6/30/2025	Up to 12,354 shares
________________
(1)Each trading arrangement listed is a “Rule 10b5-1 Trading Arrangement” and is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
(2)Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(3)Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(4)Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.
(5)The actual number of shares under each Rule 10b5-1 Plan may be different than the aggregate number of shares listed based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units (as applicable).
Share Repurchase Program
On February 20, 2025, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. All repurchased shares are expected to be retired.
Payment of Dividends
Also on February 20, 2025, the Company announced that its Board of Directors approved a cash dividend of $.09 per share of common stock payable on March 27, 2025 to shareholders of record as of the close of business on March 13, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Directors and Corporate Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, is incorporated by reference herein to the Proxy Statement section entitled "Delinquent Section 16(a) Reports.”
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
The information required by Item 10 regarding insider trading policies and procedures is incorporated by reference herein to the Proxy Statement section entitled “Insider Trading Policy.” In addition, our Insider Trading Policy is filed as Exhibit 19 to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Corporate Governance - Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Annual Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Exchange Act, as amended.
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
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (1 to 20)
2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the related notes thereto.
3. Index to Exhibits - Leonardo DRS
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

3.1	Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.1 to the Form 8-K12B filed on November 28, 2022)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023)
3.3	Amended and Restated Bylaws of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.2 to the Form 8-K12B filed on November 28, 2022)
4.1*	Description of Leonardo DRS, Inc. Securities
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
Employment Agreement, dated as of November 22, 2022, by and between Leonardo DRS, Inc. and William J. Lynn III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B filed on November 28, 2022)

10.11†	Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.12†	Leonardo DRS Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.13†	Leonardo DRS, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.14†	Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.15†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.16†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.17†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.18†	Form of Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.19†	Form of Performance Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.20†	Form of Director Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.21†	Leonardo DRS, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024)
10.22†
Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (amended and restated effective May 15, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 17, 2024)

19*	Insider Trading Policy, effective as of February 10, 2025
21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 3, 2025.

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2025 by the following persons on behalf of the registrant in the capacities indicated.

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