Form 10-Q
period 2025-03-31
Leonardo DRS, Inc.
filed 2025-05-01
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 266,049,205 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Our mix of fixed-price, cost-plus and time-and-materials type contracts and any resulting impact on our cash flows due to cost overruns;
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
•Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act, the Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, recent U.S. tariffs imposed or threatened to be imposed on other countries and any related retaliatory actions taken by such countries and those that we are exposed to as a result of our international business;
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
•Changes in estimates used in accounting for our pension plans, including with respect to the funding status thereof;
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
•Any conflict of interest that may arise because Leonardo US Holding, LLC, our majority stockholder, or Leonardo S.p.A., our indirect majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read the discussion of these factors carefully to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Revenues	799	688
Cost of revenues	(618)	(535)
Gross profit	181	153
General and administrative expenses	(117)	(101)
Amortization of intangibles	(5)	(5)
Other operating expenses, net	—	(4)
Operating earnings	59	43
Interest expense	(1)	(5)
Other, net	—	(1)
Earnings before taxes	58	37
Income tax provision	8	8
Net earnings	$50	$29

Net earnings per share from common stock:
Basic earnings per share	$0.19	$0.11
Diluted earnings per share	$0.19	$0.11
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net earnings	$50	$29
Other comprehensive income (loss), net of income taxes	—	—
Total comprehensive income	$50	$29
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$380	$598
Accounts receivable, net	254	253
Contract assets	982	872
Inventories	385	358
Prepaid expenses	28	27
Other current assets	41	55
Total current assets	2,070	2,163
Noncurrent assets:
Property, plant and equipment, net	455	440
Intangible assets, net	126	132
Goodwill	1,238	1,238
Deferred tax assets	119	120
Other noncurrent assets	88	91
Total noncurrent assets	2,026	2,021
Total assets	$4,096	$4,184
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$27	$25
Accounts payable	299	426
Contract liabilities	467	399
Other current liabilities	234	266
Total current liabilities	1,027	1,116
Noncurrent liabilities:
Long-term debt	335	340
Pension and other postretirement benefit plan liabilities	29	34
Deferred tax liabilities	7	7
Other noncurrent liabilities	127	130
Total noncurrent liabilities	498	511
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 265,853,439 and 265,064,755 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	5,158	5,194
Accumulated deficit	(2,543)	(2,593)
Accumulated other comprehensive loss	(47)	(47)
Total shareholders' equity	2,571	2,557
Total liabilities and shareholders' equity	$4,096	$4,184
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$50	$29
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	23	22
Deferred income taxes	1	—
Share-based compensation expense	8	1
Changes in assets and liabilities:
Accounts receivable	(1)	(43)
Contract assets	(110)	(98)
Inventories	(27)	(13)
Prepaid expenses	(1)	(2)
Other current assets	14	(5)
Other noncurrent assets	6	5
Defined benefit obligations	(5)	(1)
Accounts payable	(126)	(178)
Contract liabilities	68	26
Other current liabilities	(32)	(2)
Other noncurrent liabilities	(6)	(6)
Net cash used in operating activities	(138)	(265)
Investing activities
Capital expenditures	(32)	(10)
Net cash used in investing activities	(32)	(10)
Financing activities
Net increase (decrease) in third party borrowings (maturities of 90 days or less)	2	(26)
Repayment of third party debt	(3)	(38)
Borrowings of third party debt	—	35
Proceeds from stock issuance	—	2
Repurchases of common stock	(3)	—
Payments of employee taxes withheld from share-based awards	(17)	(2)
Dividends paid	(7)	—
Dividends paid to related party	(17)	—
Other	(3)	(3)
Net cash used in financing activities	(48)	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(218)	(307)
Cash and cash equivalents at beginning of year	598	467
Cash and cash equivalents at end of period	$380	$160
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	29	29
Share-based compensation activity	—	1	—	—	1
Balance as of March 31, 2024	$3	$5,176	$(47)	$(2,777)	$2,355

Balance as of December 31, 2024	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	—	50	50
Share-based compensation activity	—	(9)	—	—	(9)
Cash dividends of $0.09 per share	—	(24)	—	—	(24)
Repurchases of common stock	—	(3)	—	—	(3)
Balance as of March 31, 2025	$3	$5,158	$(47)	$(2,543)	$2,571
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The DoD is our largest customer and accounts for approximately 78% and 81% of our total revenues as an end-user for the three months ended March 31, 2025 and 2024, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 22% and 19% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
C.New Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. The new standard is effective for fiscal years beginning after December 15,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2024, on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact of adopting this new pronouncement and plan to adopt these amendments using the prospective approach for annual disclosures in fiscal year 2025.
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Revenue and operating earnings	$(9)	$(9)
Total % of revenue	1%	1%
Net earnings	$(7)	$(7)
Impact on diluted earnings per share	$(0.03)	$(0.03)
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

(Dollars in millions)	March 31, 2025	December 31, 2024
Contract assets	$982	$872
Contract liabilities	467	399
Revenue recognized in the three months ended March 31, 2025 and 2024, that was included in the contract liability balance at the beginning of each period was $161 million and $140 million, respectively.
Value of Remaining Performance Obligations
The value of remaining performance obligations, which we also refer to as total backlog, includes the following components:
•Funded - Funded backlog represents the revenue value of orders for products and services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded - Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.
As of March 31, 2025, our total backlog was $8,612 million. We expect to recognize approximately 27% of our March 31, 2025 backlog as revenue over the next nine months, with the remainder to be recognized thereafter. Approximately 50% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenue by Geographical Region
United States	$446	$337
International	62	90
Intersegment Sales	3	6
Total	$511	$433
Revenue by Customer Relationship
Prime contractor	$224	$163
Subcontractor	284	264
Intersegment Sales	3	6
Total	$511	$433
Revenue by Contract Type
Firm-Fixed Price	$437	$350
Flexibly Priced(1)	71	77
Intersegment Sales	3	6
Total	$511	$433
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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenue by Geographical Region
United States	$294	$257
International	(3)	4
Intersegment Sales	—	—
Total	$291	$261
Revenue by Customer Relationship
Prime contractor	$46	$65
Subcontractor	245	196
Intersegment Sales	—	—
Total	$291	$261
Revenue by Contract Type
Firm-Fixed Price	$254	$218
Flexibly Priced(1)	37	43
Intersegment Sales	—	—
Total	$291	$261
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Accounts receivable	$255	$254
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$254	$253
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million as of March 31, 2025 and December 31, 2024.
During the three months ended March 31, 2025 and 2024, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning balance	$130	$192
Sales of receivables	25	15
Cash returned to purchasers	(126)	(136)
Outstanding balance sold to purchasers	29	71
Cash collected, not remitted to purchasers(1)	(3)	(9)
Remaining sold receivables	$26	$62
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Raw materials	$96	$86
Work in progress	281	264
Finished goods	8	8
Total inventories	$385	$358

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Land, buildings and improvements	$383	$380
Plant and machinery	204	203
Equipment and other	409	382
Total property, plant and equipment, at cost	996	965
Less accumulated depreciation	(541)	(525)
Total property, plant and equipment, net	$455	$440
Depreciation expense related to property, plant and equipment was $18 million and $17 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Salaries, wages and accrued bonuses	$55	$75
Fringe benefits	68	63
Provision for contract losses	39	43
Operating lease liabilities	27	27
Taxes payable	10	24
Warranty reserves	18	19
Other	17	15
Total other current liabilities	$234	$266
Operating lease liabilities	$63	$66
Unrecognized tax benefits	46	46
Warranty reserves	10	10
Other	8	8
Total other noncurrent liabilities	$127	$130

Note 8. Intangible Assets
Intangible assets consists of the following:

	March 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(967)	$120	$1,087	$(962)	$125
Patents and licenses	14	(8)	6	14	(7)	7
Total intangible assets	$1,101	$(975)	$126	$1,101	$(969)	$132
Amortization expense related to intangible assets was $5 million for the three months ended March 31, 2025 and 2024.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes
Our effective tax rate was 13.8% and 21.6% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with vesting of share-based compensation.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Gross deferred tax assets	$296	$297
Less valuation allowance	25	25
Deferred tax assets	271	272
Deferred tax liabilities	159	159
Net deferred tax asset	$112	$113
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
2022 Term Loan A	$200	$203
Outstanding revolver	—	—
Finance lease and other	158	159
Short-term borrowings	5	4
Total debt principal	363	366
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	362	365
Less short-term borrowings and current portion of long-term debt	(27)	(25)
Total long-term debt	$335	$340

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan (the “2022 Term Loan A”) of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at March 31, 2025 was $200 million. The fair value of the 2022 Term Loan A at March 31, 2025 was approximately $196 million; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of March 31, 2025 and December 31,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2024, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of March 31, 2025 and December 31, 2024.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $130 million at March 31, 2025 and December 31, 2024 (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $34 million and $36 million as of March 31, 2025 and December 31, 2024, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Short-term Borrowings
As of March 31, 2025 and December 31, 2024, the Company recognized $5 million and $4 million, respectively, related to our factoring facilities as short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets, which approximates its fair value. Refer to Note 4: Sale of Receivables for more information.
Note 11. Earnings Per Share (“EPS”), Share Repurchases and Dividends
EPS

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net earnings	$50	$29
Basic weighted average number of shares outstanding	265.3	262.7
Impact of dilutive share-based awards	3.5	3.7
Diluted weighted average number of shares outstanding	268.8	266.4
Earnings per share attributable to common shareholders - basic	$0.19	$0.11
Earnings per share attributable to common shareholders - diluted	$0.19	$0.11
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
Share Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of March 31, 2025, the Company has repurchased approximately $3 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $.09 per share of its common stock during the three months ended March 31, 2025. Subsequent to quarter end, the Company’s Board of Directors

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
declared a cash dividend of $.09 per share of common stock payable on June 5, 2025 to shareholders of record as of the close of business on May 22, 2025.
Note 12. Commitments and Contingencies
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the three months ended March 31, 2025:

(Dollars in millions)
Balance at December 31, 2024	$29
Additional provision	4
Reversal and utilization	(5)
Balance at March 31, 2025	$28

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Related Party Transactions
The Company has related party sales and purchases with the indirect majority stockholder and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $4 million and $8 million for the three months ended March 31, 2025 and 2024, respectively. Related party purchases are included in cost of revenues and were immaterial for the three months ended March 31, 2025 and 2024. The receivables with the indirect majority stockholder and its other affiliates of $10 million and $19 million, respectively, and payables of $3 million and $4 million, respectively, as of March 31, 2025 and December 31, 2024, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $12 million at December 31, 2024.
Note 14. Segment Information
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
Effective for the fourth quarter of 2024, the CODM primarily uses operating earnings to manage the Company and allocate resources. Operating earnings is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Prior year information was revised to reflect operating earnings as the segment profit measure.
Certain information related to our segments for the periods ended March 31, 2025 and 2024 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended March 31, 2025 and 2024 consists of the following:

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenues
ASC	$511	$433
IMS	291	261
Corporate & Eliminations	(3)	(6)
Total revenues	$799	$688

Cost of revenues
ASC	$392	$329
IMS	229	212
Corporate & Eliminations	(3)	(6)
Total cost of revenues	$618	$535

General and administrative
ASC	$66	$60
IMS	23	20
Corporate & Eliminations	—	1
Total general and administrative	$89	$81

Company-funded research and development
ASC	$23	$16
IMS	5	4
Corporate & Eliminations	—	—
Total company-funded research and development	$28	$20

Amortization of intangibles
ASC	$5	$5
IMS	—	—
Corporate & Eliminations	—	—
Total amortization of intangibles	$5	$5

Other segment items
ASC	$—	$4
IMS	—	—
Corporate & Eliminations	—	—
Total other segment items(1)	$—	$4

Operating earnings
ASC	$25	$19
IMS	34	25
Corporate & Eliminations	—	(1)
Total operating earnings	$59	$43
Interest expense	(1)	(5)
Other, net	—	(1)
Earnings before taxes	$58	$37
________________
(1)Includes ASC restructuring costs for the three months ended March 31, 2024.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total intersegment revenues by segment for the periods ended March 31, 2025 and 2024 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
ASC	$3	$6
IMS	—	—
Total intersegment revenues	$3	$6
Depreciation by segment for the periods ended March 31, 2025 and 2024 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
ASC	$12	$12
IMS	6	5
Total depreciation	$18	$17
Total assets by segment as of March 31, 2025 and December 31, 2024, consists of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
ASC	$2,389	$2,249
IMS	1,248	1,225
Corporate & Eliminations	459	710
Total assets	$4,096	$4,184

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may differ materially from those contained in any forward-looking statements.
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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the three months ended March 31, 2025, accounted for approximately 78% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 32%, respectively, of our total revenues for such period, which is consistent with historic trends.
We continue to monitor and evaluate the potential impact of current trade conflicts and in particular, tariffs. Although the actual impact of these tariffs on our business, financial condition and results of operations are subject to a number of factors that are not yet known or are subject to change, we will continue to monitor developments and assess potential implications as trade policies evolve.
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
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter-unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate EW equipment, reconnaissance and surveillance systems, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic and directed energy countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles, help protect personnel and defense assets from enemy combatants.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 5% of our workforce as of March 31, 2025 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 78% and 81% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the three months ended March 31, 2025, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 32%, respectively, of our total revenues for the three months ended March 31, 2025. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD.
The DoD budget is the largest defense budget in the world.
In March 2024, the U.S. President’s fiscal year (“FY”) 2025 budget request was released and included $850 billion in base funding for national defense programs, which is largely flat over prior year levels. Following that, the FY 2025 National Defense Authorization Act (“NDAA”) was passed by Congress in late 2024 and signed into law by the U.S. President in December 2024. The NDAA authorizes $850 billion in defense spending, including increases in procurement, research, development, testing and engineering.
In March 2025, Congress passed a full-year Continuing Resolution (“CR”) to fund the government through the end of FY 2025. The CR authorizes slightly higher spending than FY 2024 levels for defense and allows significant flexibility in how the DoD funds its priorities. This full-year CR prevented a U.S. government shutdown in FY 2025. However, the extended CR and its flexibility has the potential to impact program funding and as a consequence, results of operations including, but not limited to, program cancellations, schedule delays, production halts and other disruptions. Additionally, the current U.S. administration has discussed various changes to defense spending levels ranging from across-the-board percentage cuts, to a change in spending allocations in favor of new priorities, and potential increases in the top-line spending profile. It remains unclear whether and to what extent the DoD’s budget may change and, if it does, to what extent our business, financial condition and results of operations may be affected.

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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94% of our total revenues for the three months ended March 31, 2025. Our remaining revenue was generated from service related contracts. Additionally, 86% of our revenue was derived from firm-fixed price contracts for the three months ended March 31, 2025. This was consistent with the prior year comparable period which realized product related revenue of 91% and revenue from firm-fixed price contracts of 83% for the three months ended March 31, 2024.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2025 and 2024, flexibly priced contracts represented 14% and 17% of our total revenues, respectively.
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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended March 31,		Change
(Dollars in millions, except per share amounts)	2025	2024	$		%
Total revenues	$799	$688	$111		16.1%
Total cost of revenues	(618)	(535)	(83)		15.5%
Gross profit	$181	$153	$28		18.3%
Gross margin	22.7%	22.2%	50	bps
General and administrative expenses	(117)	(101)	(16)		15.8%
Amortization of intangibles	(5)	(5)	—		—%
Other operating expenses, net	—	(4)	4		(100.0)%
Operating earnings	$59	$43	$16		37.2%
Interest expense	(1)	(5)	4		(80.0)%
Other, net	—	(1)	1		(100.0)%
Earnings before taxes	$58	$37	$21		56.8%
Income tax provision	8	8	—		—%
Net earnings	$50	$29	$21		72.4%
Basic EPS	$0.19	$0.11	$0.08		72.7%
Diluted EPS	$0.19	$0.11	$0.08		72.7%
Backlog	$8,612	$7,845	$767		9.8%
Bookings	$991	$815	$176		21.6%

Revenue
Our revenue generation of $799 million for the three months ended March 31, 2025 represents an increase of $111 million, or 16.1%, as compared to the three months ended March 31, 2024. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within network computing, electric power and propulsion and force protection activities.
Cost of Revenues
Cost of revenues increased by $83 million, or 15.5%, to $618 million for the three months ended March 31, 2025 as compared to $535 million for the three months ended March 31, 2024. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period and efficient execution on Columbia Class programs. This was offset in part by the escalating cost of germanium for our infrared products.
Gross Profit
Gross profit increased by $28 million, or 18.3%, to $181 million for the three months ended March 31, 2025 as compared to $153 million for the three months ended March 31, 2024, resulting from the revenue and cost of revenues trends noted above.
General and Administrative Expenses
G&A expenses increased by $16 million, or 15.8%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to increased internal research and development expenditures and costs related to bid and proposal efforts for new contractual pursuits.
Amortization of Intangibles
Amortization of intangibles was consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other Operating Expenses, Net
Other operating expenses were zero for the three months ended March 31, 2025 compared to $4 million for the three months ended March 31, 2024. The expense in the prior year is attributed to restructuring efforts that were implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $16 million to $59 million for the three months ended March 31, 2025. The increase was driven by the gross profit impacts noted above.
Interest Expense
Net interest expense decreased by $4 million to $1 million for the three months ended March 31, 2025, as compared to $5 million for the three months ended March 31, 2024. The reduction in net interest expense is attributed to increased interest income as a result of higher cash balances and reduced borrowings on our credit facilities during the current year period.
Other, Net
Other, net remained relatively consistent for the three months ended March 31, 2025 and 2024.
Earnings Before Taxes
Earnings before taxes increased by $21 million to $58 million for the three months ended March 31, 2025 from $37 million for the three months ended March 31, 2024. This was primarily due to the increases in operating earnings and decreased interest expense as noted above.
Income Tax Provision
Income tax provision was consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was attributed to an increase in earnings before taxes noted above, offset by the recognition of a discrete tax benefit associated with employee stock vesting that occurred during the three months ended March 31, 2025. Our effective tax rate was 13.8% for the three months ended March 31, 2025, compared to 21.6% for the three months ended March 31, 2024.
Net Earnings
Net earnings increased by $21 million to $50 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. This was driven by an increase in earnings before taxes coupled with the reduction in our effective tax rate as noted above.
Backlog
Total backlog includes the following components:
(1)Funded - Funded backlog represents the revenue value of orders for products and services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
(2)Unfunded - Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts.

The following table summarizes the value of our backlog as of March 31, 2025, incorporating both funded and unfunded components:

(Dollars in millions)	March 31, 2025
Funded	$4,354
Unfunded	4,258
Total backlog	$8,612
Backlog increased by $767 million to $8,612 million as of March 31, 2025, from $7,845 million as of March 31, 2024. The backlog increase was driven primarily by the receipt of new awards within our ASC segment across various domains including dismounted soldier, naval, and airborne sensor programs. Additionally, backlog increased within our network computing programs driven by domestic and international demand.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended March 31, 2025 increased to $991 million as compared to $815 million for the three months ended March 31, 2024. The increase in new orders was driven by both segments. See “—Review of Operating Segments” below for more detail.
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
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Quarterly Report for further details on U.S. government spending’s impact on our business.
Operational Performance on Contracts
The Company recognizes revenue for each separately identifiable performance obligation in a contract representing an obligation to transfer a distinct good or service to a customer. In most cases, goods and services provided under the Company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the Company provides multiple distinct goods or services to a customer. In those cases, the Company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. While the Company provides warranties on certain contracts, we typically do not provide for services beyond standard assurances and therefore do not consider warranties to be separate performance obligations. Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and time-and-materials (“T&M”) contracts. The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures in Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenue	$(9)	$(9)
Total % of revenue	1%	1%
Additionally, the timing of our cash flows is impacted by the timing of achievement of billable milestones on contracts. Historically, this has resulted and could continue to result in fluctuations in working capital levels and quarterly cash provided by (used in) operating activities results. As a result of such quarterly fluctuations in cash flow results, we believe that quarter-to-quarter comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indicators of future performance.
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 7% and 14% of our revenue for the three months ended March 31, 2025 and 2024, respectively. The decrease in international revenues is primarily attributed to the timing of certain dismounted soldier sensing program sales to Eastern European countries realized in the first quarter of the prior year. Despite the reduction of international sales for the quarter, given the trend of international defense investment and the continuing conflicts in both Ukraine and Israel, we anticipate that international sales will be relatively consistent as a percentage of sales that we realized in the full year 2024. However, we remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the three months ended March 31, 2025.

Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use revenue, operating earnings, operating margin, and bookings to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 14: Segment Information to the Consolidated Financial Statements.

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Revenues:
ASC	$511	$433	$78	18.0%
IMS	291	261	30	11.5%
Corporate & Eliminations	(3)	(6)	3	(50.0)%
Total revenues	$799	$688	$111	16.1%
Operating earnings:
ASC	$25	$19	$6	31.6%
IMS	34	25	9	36.0%
Corporate & Eliminations	—	(1)	1	(100.0)%
Total operating earnings	$59	$43	$16	37.2%
Operating margin:
ASC	4.9%	4.4%
IMS	11.7%	9.6%
Bookings:
ASC	$669	$587	$82	14.0%
IMS	322	228	94	41.2%
Total bookings	$991	$815	$176	21.6%
ASC
Revenue
The ASC segment reported revenue of $511 million for the three months ended March 31, 2025, an increase of 18.0%, or $78 million, from the three months ended March 31, 2024. The revenue increase is attributed to both our advanced sensing and force protection programs. Within our advanced sensing portfolio, revenue growth is highlighted by increased revenue within our tactical computing programs and continued expansion of our C-UAS tactical radars.
Operating Earnings and Operating Margin
For the three months ended March 31, 2025, operating earnings increased by $6 million, or 31.6%, to $25 million for the three months ended March 31, 2025 from $19 million for the three months ended March 31, 2024. The increase was driven by increased revenue contribution and a reduction in restructuring expenditures, offset by the increased cost of germanium on our infrared programs, and increased G&A and internal research and development expenditures. The net of these impacts drove operating margin to 4.9% for the three months ended March 31, 2025 compared to the 4.4% realized during the three month periods March 31, 2024.
Bookings
For the three months ended March 31, 2025, bookings increased $82 million, or 14.0%, from the three months ended March 31, 2024 to $669 million. The increase in new awards is largely attributed to bookings received for ground vehicle and tactical radar programs. This was partially offset by a reduction in new awards received for naval computing programs.
IMS
Revenue
IMS segment revenue increased by $30 million, or 11.5%, to $291 million for the three months ended March 31, 2025 from $261 million for the three months ended March 31, 2024, which is attributed to increased revenue generated from our naval power programs for both submarine and surface ships. On the land side, short-range air defense programs contributed to the year over year increase.
Operating Earnings and Operating Margin
For the three months ended March 31, 2025, operating earnings increased by $9 million, or 36.0%, to $34 million for the three months ended March 31, 2025 from $25 million for the three months ended March 31, 2024. The increase for the period is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program, offset in part by the program delays on our foreign surveillance program, resulting in a net operating margin increase to 11.7% compared to the 9.6% realized during the three months ended March 31, 2024.
Bookings
For the three months ended March 31, 2025, bookings increased by $94 million, or 41.2%, from the three months ended March 31, 2024 to $322 million. The increase for the three months ended is largely attributed to funding received for the next tranche of the Columbia Class program along with the awards of additional short-range air defense program vehicles. The increased awards were offset in part by a reduction in fire system support programs.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2025, was $380 million compared to $598 million as of December 31, 2024.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net cash used in operating activities	$(138)	$(265)
Net cash used in investing activities	(32)	(10)
Net cash used in financing activities	(48)	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(218)	$(307)

Operating Activities
Cash usage related to operating activities decreased by $127 million to $138 million for the three months ended March 31, 2025, from $265 million for the three months ended March 31, 2024. This was primarily due to lower cash used to fund working capital for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The decrease in cash used to fund working capital for the period was driven by customer advances received on our electric propulsion programs within our IMS segment and on tactical radars within our ASC segment. Additionally, we saw less cash outflow from our accounts payable.
Investing Activities
Net cash used in investing activities increased by $22 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, primarily due to higher capital expenditures attributed to our naval expansion project in South Carolina.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $48 million compared to $32 million for the three months ended March 31, 2024. The change was primarily due to cash outlays related to dividends paid in the current period, higher payments of employee taxes withheld from share-based awards, and share buy backs under the share repurchase program announced in the current period. Offsetting this was the net change in third party borrowings (maturities of 90 days or less) in the current period when compared to the same period in the prior year.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $200 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of March 31, 2025. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of March 31, 2025 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at March 31, 2025. See Note 10: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $26 million as of March 31, 2025. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note 12: Commitments and Contingencies to the Consolidated Financial Statements in Part 1, Item 1.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of common stock during the three months ended March 31, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
January 1, 2025 - January 31, 2025	—	$—	—	$75
February 1, 2025 - February 28, 2025	—	—	—	75
March 1, 2025 - March 31, 2025	88,050	$32.46	88,050	$72
Total	88,050		88,050
________________
(1)On February 20, 2025, the Company announced that its Board approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. All repurchased shares are expected to be retired.
Share repurchases are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)    Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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
Date: May 1, 2025

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer