Form 10-Q
period 2025-06-30
Leonardo DRS, Inc.
filed 2025-07-30
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-41565
Leonardo DRS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2345 Crystal Drive
Suite 1000
Arlington, Virginia 22202
(703) 416-8000
(Address of principal executive offices, including zip code, and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DRS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, there were 266,123,634 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and those discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read the discussion of these factors carefully to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Revenues	829	753	1,628	1,441
Cost of revenues	(632)	(584)	(1,250)	(1,119)
Gross profit	197	169	378	322
General and administrative expenses	(121)	(107)	(238)	(208)
Amortization of intangibles	(6)	(6)	(11)	(11)
Other operating expenses, net	—	(1)	—	(5)
Operating earnings	70	55	129	98
Interest expense, net	(2)	(7)	(3)	(12)
Other, net	(1)	(1)	(1)	(2)
Earnings before taxes	67	47	125	84
Income tax provision	13	9	21	17
Net earnings	$54	$38	$104	$67

Net earnings per share from common stock:
Basic earnings per share	$0.20	$0.14	$0.39	$0.25
Diluted earnings per share	$0.20	$0.14	$0.39	$0.25
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net earnings	$54	$38	$104	$67
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	—	(1)	—	(1)
Pension and other postretirement benefit plan adjustments	—	1	—	1
Net unrealized gain on derivative instruments	5	—	5	—
Other comprehensive income (loss), net of income taxes	5	—	5	—
Total comprehensive income	$59	$38	$109	$67
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$278	$598
Accounts receivable, net	265	253
Contract assets	1,016	872
Inventories	400	358
Prepaid expenses	26	27
Other current assets	40	55
Total current assets	2,025	2,163
Noncurrent assets:
Property, plant and equipment, net	463	440
Intangible assets, net	120	132
Goodwill	1,238	1,238
Deferred tax assets	118	120
Other noncurrent assets	115	91
Total noncurrent assets	2,054	2,021
Total assets	$4,079	$4,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$22	$25
Accounts payable	265	426
Contract liabilities	436	399
Other current liabilities	235	266
Total current liabilities	958	1,116
Noncurrent liabilities:
Long-term debt	331	340
Pension and other postretirement benefit plan liabilities	29	34
Deferred tax liabilities	6	7
Other noncurrent liabilities	155	130
Total noncurrent liabilities	521	511
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 266,185,454 and 265,064,755 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	5,128	5,194
Accumulated deficit	(2,489)	(2,593)
Accumulated other comprehensive loss	(42)	(47)
Total stockholders' equity	2,600	2,557
Total liabilities and stockholders' equity	$4,079	$4,184
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$104	$67
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	46	45
Deferred income taxes	1	1
Share-based compensation expense	14	11
Other	—	1
Changes in assets and liabilities:
Accounts receivable	(12)	(37)
Contract assets	(144)	(129)
Inventories	(42)	(38)
Prepaid expenses	1	(10)
Other current assets	20	9
Other noncurrent assets	9	14
Defined benefit obligations	(5)	—
Accounts payable	(156)	(135)
Contract liabilities	37	13
Other current liabilities	(32)	(28)
Other noncurrent liabilities	(7)	(15)
Net cash used in operating activities	(166)	(231)
Investing activities
Capital expenditures	(60)	(44)
Net cash used in investing activities	(60)	(44)
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(3)	(35)
Repayment of third party debt	(6)	(141)
Borrowings of third party debt	—	135
Proceeds from stock issuance	3	7
Repurchases of common stock	(14)	—
Payments of employee taxes withheld from share-based awards	(21)	(4)
Dividends paid	(14)	—
Dividends paid to related party	(34)	—
Other	(5)	(5)
Net cash used in financing activities	(94)	(43)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(320)	(318)
Cash and cash equivalents at beginning of year	598	467
Cash and cash equivalents at end of period	$278	$149
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of March 31, 2024	$3	$5,176	$(47)	$(2,777)	$2,355
Total comprehensive income	—	—	—	38	38
Share-based compensation activity	—	13	—	—	13
Balance as of June 30, 2024	$3	$5,189	$(47)	$(2,739)	$2,406

Balance as of March 31, 2025	$3	$5,158	$(47)	$(2,543)	$2,571
Total comprehensive income	—	—	5	54	59
Share-based compensation activity	—	5	—	—	5
Cash dividends of $0.09 per share	—	(24)	—	—	(24)
Repurchases of common stock	—	(11)	—	—	(11)
Balance as of June 30, 2025	$3	$5,128	$(42)	$(2,489)	$2,600

Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	67	67
Share-based compensation activity	—	14	—	—	14
Balance as of June 30, 2024	$3	$5,189	$(47)	$(2,739)	$2,406

Balance as of December 31, 2024	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	5	104	109
Share-based compensation activity	—	(4)	—	—	(4)
Cash dividends of $0.18 per share	—	(48)	—	—	(48)
Repurchases of common stock	—	(14)	—	—	(14)
Balance as of June 30, 2025	$3	$5,128	$(42)	$(2,489)	$2,600
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company’s largest stockholder is Leonardo S.p.A, an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The DoD is our largest customer and accounts for approximately 80% and 82% of our total revenues as an end-user for the six months ended June 30, 2025 and 2024, respectively. Specific international and commercial market opportunities exist within these segments and comprise approximately 20% and 18% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Revenue and operating earnings	$—	$(10)	$(9)	$(19)
Total % of revenue	—%	1%	1%	1%
Net earnings	$—	$(8)	$(7)	$(15)
Impact on diluted earnings per share	$—	$(0.03)	$(0.03)	$(0.06)
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

(Dollars in millions)	June 30, 2025	December 31, 2024
Contract assets	$1,016	$872
Contract liabilities	436	399
Revenue recognized in the six months ended June 30, 2025 and 2024, that was included in the contract liability balance at the beginning of each period was $239 million and $222 million, respectively.
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
As of June 30, 2025, our total backlog was $8,607 million. We expect to recognize approximately 18% of our June 30, 2025 backlog as revenue over the next six months, with the remainder to be recognized thereafter. Approximately 50% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographical Region
United States	$465	$396	$911	$733
International	74	91	136	181
Intersegment Sales	3	5	6	11
Total	$542	$492	$1,053	$925
Revenue by Customer Relationship
Prime contractor	$238	$253	$462	$416
Subcontractor	301	234	585	498
Intersegment Sales	3	5	6	11
Total	$542	$492	$1,053	$925
Revenue by Contract Type
Firm-Fixed Price	$468	$402	$905	$752
Flexibly Priced(1)	71	85	142	162
Intersegment Sales	3	5	6	11
Total	$542	$492	$1,053	$925
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographical Region
United States	$296	$262	$590	$519
International	(6)	4	(9)	8
Intersegment Sales	—	—	—	—
Total	$290	$266	$581	$527
Revenue by Customer Relationship
Prime contractor	$54	$59	$100	$124
Subcontractor	236	207	481	403
Intersegment Sales	—	—	—	—
Total	$290	$266	$581	$527
Revenue by Contract Type
Firm-Fixed Price	$242	$214	$496	$432
Flexibly Priced(1)	48	52	85	95
Intersegment Sales	—	—	—	—
Total	$290	$266	$581	$527
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Accounts receivable	$266	$254
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$265	$253
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million as of June 30, 2025 and December 31, 2024.
During the six months ended June 30, 2025 and 2024, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning balance	$130	$192
Sales of receivables	35	50
Cash returned to purchasers	(155)	(205)
Outstanding balance sold to purchasers	10	37
Cash collected, not remitted to purchasers(1)	—	(1)
Remaining sold receivables	$10	$36
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Raw materials	$106	$86
Work in progress	282	264
Finished goods	12	8
Total inventories	$400	$358

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Land, buildings and improvements	$386	$380
Plant and machinery	205	203
Equipment and other	429	382
Total property, plant and equipment, at cost	1,020	965
Less accumulated depreciation	(557)	(525)
Total property, plant and equipment, net	$463	$440
Depreciation expense related to property, plant and equipment was $17 million and $35 million for the three and six months ended June 30, 2025, respectively, and $17 million and $34 million for the three and six months ended June 30, 2024, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	June 30, 2025	December 31, 2024
Salaries, wages and accrued bonuses	$53	$75
Fringe benefits	66	63
Provision for contract losses	42	43
Operating lease liabilities	27	27
Taxes payable	15	24
Warranty reserves	19	19
Other	13	15
Total other current liabilities	$235	$266
Operating lease liabilities	$92	$66
Unrecognized tax benefits	46	46
Warranty reserves	8	10
Other	9	8
Total other noncurrent liabilities	$155	$130

Note 8. Intangible Assets
Intangible assets consists of the following:

	June 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(973)	$114	$1,087	$(962)	$125
Patents and licenses	14	(8)	6	14	(7)	7
Total intangible assets	$1,101	$(981)	$120	$1,101	$(969)	$132

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense related to acquired intangible assets was $6 million and $11 million, respectively, for the three and six months ended June 30, 2025 and 2024.
Note 9. Income Taxes
Our effective tax rate was 19.4% and 16.8% for the three and six months ended June 30, 2025, respectively, and 19.1% and 20.2% for the three and six months ended June 30, 2024, respectively. For the six months ended June 30, 2025, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with vesting of share-based compensation.
Subsequent to quarter end, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA provides for several changes to U.S. federal tax law, including reinstating the option for full deduction of research and development expenditures starting in 2025 and the extension of bonus depreciation. We are currently evaluating the impact of the OBBBA on our financial statements.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
2022 Term Loan A	$197	$203
Finance lease and other	156	159
Short-term borrowings related to factoring facilities (Note 4)	1	4
Total debt principal	354	366
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	353	365
Less short-term borrowings and current portion of long-term debt	(22)	(25)
Total long-term debt	$331	$340

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan (the “2022 Term Loan A”) of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at June 30, 2025 was $197 million. The fair value of the 2022 Term Loan A was approximately $194 million and $199 million at June 30, 2025 and December 31, 2024, respectively; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of June 30, 2025 and December 31, 2024, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of June 30, 2025 and December 31, 2024.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $130 million at June 30, 2025 and December 31, 2024 (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $35 million and $36 million as of June 30, 2025 and December 31, 2024, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Note 11. Derivative Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.
The Company enters into forward exchange contracts in order to limit the exposure to exchange rate fluctuations primarily associated with certain forecasted payroll expenses denominated in Israeli Shekels. The table below summarizes the Company’s forward exchange contracts accounted for as cash flow hedges at June 30, 2025:

(Dollars in millions)	Notional amount	Balance sheet location	Settlement and termination	Fair value
Forward exchange contracts	$44	Other current assets	Monthly through 9/30/2026	$5
The fair value of the Company’s forward exchange contracts is calculated using Level 2 inputs.
The effect of the forward exchange contracts on earnings and cash flows for the periods presented was immaterial. The Company estimates that it will reclassify $4 million of unrealized gains from accumulated other comprehensive loss into earnings during the next 12 months.
Note 12. Earnings Per Share (“EPS”), Share Repurchases and Dividends
EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net earnings	$54	$38	$104	$67
Basic weighted average number of shares outstanding	266.2	263.3	265.7	263.0
Impact of dilutive share-based awards	2.8	4.2	3.1	3.9
Diluted weighted average number of shares outstanding	269.0	267.5	268.8	266.9
Earnings per share attributable to common stockholders - basic	$0.20	$0.14	$0.39	$0.25
Earnings per share attributable to common stockholders - diluted	$0.20	$0.14	$0.39	$0.25

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
Share Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of June 30, 2025, the Company has repurchased approximately $14 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $.09 per share of its common stock during the three months ended June 30, 2025. Subsequent to quarter end, the Company’s Board declared a cash dividend of $.09 per share of common stock payable on September 3, 2025 to stockholders of record as of the close of business on August 20, 2025.
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the six months ended June 30, 2025:

(Dollars in millions)
Balance at December 31, 2024	$29
Additional provision	8
Reversal and utilization	(10)
Balance at June 30, 2025	$27
Note 14. Related Party Transactions
The Company has related party sales and purchases with the indirect majority stockholder and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $3 million and $7 million for the three and six months ended June 30, 2025, respectively, and $3 million and $11 million for the three and six months ended June 30, 2024, respectively. Related party purchases are included in cost of revenues and were immaterial for the three and six months ended June 30, 2025 and 2024. The receivables with the indirect majority stockholder and its other affiliates of $10 million and $19 million, respectively, and payables of $4 million and $4 million, respectively, as of June 30, 2025 and December 31, 2024, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there were related party balances in contract assets of $11 million and $12 million at June 30, 2025 and December 31, 2024, respectively.
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
Certain information related to our segments for the periods ended June 30, 2025 and 2024 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended June 30, 2025 and 2024 consists of the following:

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenues
ASC	$542	$492	$1,053	$925
IMS	290	266	581	527
Corporate & Eliminations	(3)	(5)	(6)	(11)
Total revenues	$829	$753	$1,628	$1,441

Cost of revenues
ASC	$408	$371	$800	$700
IMS	227	218	456	430
Corporate & Eliminations	(3)	(5)	(6)	(11)
Total cost of revenues	$632	$584	$1,250	$1,119

General and administrative
ASC	$67	$61	$133	$121
IMS	24	22	47	42
Corporate & Eliminations	—	3	—	4
Total general and administrative	$91	$86	$180	$167

Company-funded research and development
ASC	$24	$16	$47	$32
IMS	6	5	11	9
Corporate & Eliminations	—	—	—	—
Total company-funded research and development	$30	$21	$58	$41

Amortization of intangibles
ASC	$6	$6	$11	$11
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total amortization of intangibles	$6	$6	$11	$11

Other segment items
ASC	$—	$1	$—	$5
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total other segment items(1)	$—	$1	$—	$5

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating earnings
ASC	$37	$37	$62	$56
IMS	33	21	67	46
Corporate & Eliminations	—	(3)	—	(4)
Total operating earnings	$70	$55	$129	$98
Interest expense, net	(2)	(7)	(3)	(12)
Other, net	(1)	(1)	(1)	(2)
Earnings before taxes	$67	$47	$125	$84
________________
(1)Includes ASC restructuring costs for the three and six months ended June 30, 2024.
Total intersegment revenues by segment for the periods ended June 30, 2025 and 2024 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
ASC	$3	$5	$6	$11
IMS	—	—	—	—
Total intersegment revenues	$3	$5	$6	$11
Depreciation by segment for the periods ended June 30, 2025 and 2024 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
ASC	$12	$12	$24	$24
IMS	5	5	11	10
Total depreciation	$17	$17	$35	$34
Total assets by segment as of June 30, 2025 and December 31, 2024, consists of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
ASC	$2,473	$2,249
IMS	1,226	1,225
Corporate & Eliminations	380	710
Total assets	$4,079	$4,184

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the six months ended June 30, 2025, accounted for approximately 80% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 40% and 33%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 6% of our workforce as of June 30, 2025 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 80% and 82% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the six months ended June 30, 2025, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 40% and 33%, respectively, of our total revenues for the six months ended June 30, 2025. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD. The DoD budget is the largest defense budget in the world.
In March 2025, Congress passed a full-year Continuing Resolution (“CR”) to fund the government through the end of fiscal year (“FY”) 2025. The CR authorizes slightly higher spending than FY 2024 levels for defense and allows significant flexibility in how the DoD funds its priorities. This full-year CR prevented a U.S. government shutdown in FY 2025. However, the extended CR and its flexibility has the potential to impact program funding and as a consequence, results of operations including, but not limited to, program cancellations, schedule delays, production halts and other disruptions. Additionally, the current U.S. administration has discussed various changes to defense spending levels ranging from across-the-board percentage cuts, to a change in spending allocations in favor of new priorities, and potential increases in the top-line spending profile. It remains unclear whether and to what extent the DoD’s budget may change and, if it does, to what extent our business, financial condition and results of operations may be affected.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, a budget reconciliation measure that authorizes an additional $150 billion in mandatory defense related funding, of which approximately $113 billion is expected to be obligated during fiscal year 2026. Additionally, on July 18, 2025, the U.S. House of Representatives passed the Fiscal Year 2026 Department of Defense Appropriations Act, which provides for approximately $832 billion in discretionary defense spending. These two legislative measures significantly shape the funding outlook for the DoD and have direct implications for our operations, programs and long-term strategy.

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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94% of our total revenues for the six months ended June 30, 2025. Our remaining revenue was generated from service related contracts. Additionally, 86% of our revenue was derived from firm-fixed price contracts for the six months ended June 30, 2025. This was consistent with the prior year comparable period which realized product related revenue of 94% and revenue from firm-fixed price contracts of 82% for the six months ended June 30, 2024.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the six months ended June 30, 2025 and 2024, flexibly priced contracts represented 14% and 18% of our total revenues, respectively.
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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2025	2024	$		%
Total revenues	$829	$753	$76		10.1%
Total cost of revenues	(632)	(584)	(48)		8.2%
Gross profit	$197	$169	$28		16.6%
Gross margin	23.8%	22.4%	140	bps
General and administrative expenses	(121)	(107)	(14)		13.1%
Amortization of intangibles	(6)	(6)	—		—%
Other operating expenses, net	—	(1)	1		(100.0)%
Operating earnings	$70	$55	$15		27.3%
Interest expense, net	(2)	(7)	5		(71.4)%
Other, net	(1)	(1)	—		—%
Earnings before taxes	$67	$47	$20		42.6%
Income tax provision	13	9	4		44.4%
Net earnings	$54	$38	$16		42.1%
Basic EPS	$0.20	$0.14	$0.06		42.9%
Diluted EPS	$0.20	$0.14	$0.06		42.9%
Backlog	$8,607	$7,925	$682		8.6%
Bookings	$853	$941	$(88)		(9.4)%

	Six Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2025	2024	$		%
Total revenues	$1,628	$1,441	$187		13.0%
Total cost of revenues	(1,250)	(1,119)	(131)		11.7%
Gross profit	$378	$322	$56		17.4%
Gross margin	23.2%	22.3%	90	bps
General and administrative expenses	(238)	(208)	(30)		14.4%
Amortization of intangibles	(11)	(11)	—		—%
Other operating expenses, net	—	(5)	5		(100.0)%
Operating earnings	$129	$98	$31		31.6%
Interest expense, net	(3)	(12)	9		(75.0)%
Other, net	(1)	(2)	1		(50.0)%
Earnings before taxes	$125	$84	$41		48.8%
Income tax provision	21	17	4		23.5%
Net earnings	$104	$67	$37		55.2%
Basic EPS	$0.39	$0.25	$0.14		56.0%
Diluted EPS	$0.39	$0.25	$0.14		56.0%
Backlog	$8,607	$7,925	$682		8.6%
Bookings	$1,844	$1,756	$88		5.0%

Revenue
Our revenue generation of $829 million for the three months ended June 30, 2025 represents an increase of $76 million, or 10.1%, as compared to the three months ended June 30, 2024. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within electric power and propulsion and advanced sensing activities.
Our revenue generation of $1,628 million for the six months ended June 30, 2025 represents an increase of $187 million, or 13.0%, as compared to the six months ended June 30, 2024. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within advanced sensing, electric power and propulsion and force protection activities.
Cost of Revenues
Cost of revenues increased by $48 million, or 8.2%, to $632 million for the three months ended June 30, 2025 as compared to $584 million for the three months ended June 30, 2024. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period, partially offset by efficient execution on Columbia Class programs.
Cost of revenues increased by $131 million, or 11.7%, to $1,250 million for the six months ended June 30, 2025 as compared to $1,119 million for the six months ended June 30, 2024. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period and increased cost of germanium on our infrared products, partially offset by efficient execution on Columbia Class programs.
Gross Profit
Gross profit increased by $28 million, or 16.6%, to $197 million for the three months ended June 30, 2025 and increased by $56 million, or 17.4%, to $378 million for the six months ended June 30, 2025 as compared to the same periods in the prior year, resulting from the revenue and cost of revenues trends noted above. The gross profit increase and higher profitability on our electric power and propulsion programs drove an expansion of 140bps and 90bps in our gross margin for the three and six months ended June 30, 2025, respectively.
General and Administrative Expenses
G&A expenses increased by $14 million, or 13.1%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to increased internal research and development expenditures and costs related to bid and proposal efforts for new contractual pursuits.
G&A expenses increased by $30 million, or 14.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to increased internal research and development expenditures, costs related to bid and proposal efforts for new contractual pursuits and increases attributed to performance-related compensation.
Amortization of Intangibles
Amortization of intangibles was consistent for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.
Other Operating Expenses, Net
Other operating expenses were zero for the three and six months ended June 30, 2025 compared to $1 million and $5 million for the three and six months ended June 30, 2024, respectively. The expenses in the prior year periods are attributed to restructuring efforts that were implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $15 million to $70 million for the three months ended June 30, 2025 and increased by $31 million to $129 million for the six months ended June 30, 2025 as compared to the same periods in the prior year. The increases were driven by the gross profit impacts noted above.
Interest Expense, Net
Net interest expense decreased by $5 million to $2 million for the three months ended June 30, 2025 and decreased by $9 million to $3 million for the six months ended June 30, 2025 as compared to the same periods in the prior year. The reduction in net interest expense is attributed to increased interest income as a result of higher cash balances and reduced borrowings on our credit facilities during the current year period.
Other, Net
Other, net remained relatively consistent for the three and six months ended June 30, 2025 as compared to the same periods in the prior year.
Earnings Before Taxes
Earnings before taxes increased by $20 million to $67 million for the three months ended June 30, 2025 and increased by $41 million to $125 million for the six months ended June 30, 2025, as compared to the same periods in the prior year. This was primarily due to the increases in operating earnings and decreased net interest expense as noted above.
Income Tax Provision
Income tax provision increased by $4 million for the three and six months ended June 30, 2025 as compared to the same periods in the prior year. This was attributed to an increase in earnings before taxes noted above, offset by the recognition of discrete tax benefits associated with employee stock vesting that occurred during the six months ended June 30, 2024. Our effective tax rate was 19.4% and

16.8% for the three and six months ended June 30, 2025, respectively, compared to 19.1% and 20.2% for the six months ended June 30, 2024, respectively.
Net Earnings
Net earnings increased by $16 million to $54 million for the three months ended June 30, 2025 and increased by $37 million to $104 million for the six months ended June 30, 2025, as compared to the same periods in the prior year. This was driven by an increase in earnings before taxes coupled with the changes in our effective tax rate as noted above.
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
The following table summarizes the value of our backlog, incorporating both funded and unfunded components:

(Dollars in millions)	June 30, 2025	June 30, 2024
Funded	$4,355	$3,676
Unfunded	4,252	4,249
Total backlog	$8,607	$7,925
Backlog increased by $682 million to $8,607 million as of June 30, 2025, from $7,925 million as of June 30, 2024. The backlog increase was driven primarily by the receipt of new awards within our ASC and IMS segments.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended June 30, 2025 decreased to $853 million as compared to $941 million for the three months ended June 30, 2024. Bookings for the six months ended June 30, 2025 increased to $1,844 million as compared to $1,756 million for the six months ended June 30, 2024. The increase in new orders was driven by both segments. See “—Review of Operating Segments” below for more detail.
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. and allied government spending as well as areas of spending growth, including due to the evolution of warfare, could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity with respect to our and third parties’ information networks and related systems, artificial intelligence, connected communities and physical infrastructure (for example, the potential impacts for the Russia / Ukraine conflict and the Israel-Hamas war). Cost-cutting and efficiency initiatives, increasing nationalization efforts, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Existing contracts could also be canceled due to changes in need and prioritization. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on certain discretionary budgets, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund U.S. government departments and agencies. Additionally, budget deficits and the growing U.S. national debt, may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Quarterly Report for further details on U.S. government spending’s impact on our business.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$—	$(10)	$(9)	$(19)
Total % of revenue	—%	1%	1%	1%
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

International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 8% and 13% of our revenue for the six months ended June 30, 2025 and 2024, respectively. The decrease in international revenues is primarily attributed to the timing of certain dismounted soldier sensing program sales to Eastern European countries realized in the first quarter of the prior year. Despite the reduction of international sales for the current year period, given the trend of international defense investment and the continuing conflicts in both Ukraine and Israel, we anticipate that international sales will be relatively consistent as a percentage of sales that we realized in the full year 2024. However, we remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the six months ended June 30, 2025.
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

	Three Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%
Revenues:
ASC	$542	$492	$50	10.2%
IMS	290	266	24	9.0%
Corporate & Eliminations	(3)	(5)	2	(40.0)%
Total revenues	$829	$753	$76	10.1%
Operating earnings:
ASC	$37	$37	$—	—%
IMS	33	21	12	57.1%
Corporate & Eliminations	—	(3)	3	(100.0)%
Total operating earnings	$70	$55	$15	27.3%
Operating margin:
ASC	6.8%	7.5%
IMS	11.4%	7.9%
Bookings:
ASC	$559	$616	$(57)	(9.3)%
IMS	294	325	(31)	(9.5)%
Total bookings	$853	$941	$(88)	(9.4)%

	Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%
Revenues:
ASC	$1,053	$925	$128	13.8%
IMS	581	527	54	10.2%
Corporate & Eliminations	(6)	(11)	5	(45.5)%
Total revenues	$1,628	$1,441	$187	13.0%
Operating earnings:
ASC	$62	$56	$6	10.7%
IMS	67	46	21	45.7%
Corporate & Eliminations	—	(4)	4	(100.0)%
Total operating earnings	$129	$98	$31	31.6%
Operating margin:
ASC	5.9%	6.1%
IMS	11.5%	8.7%
Bookings:
ASC	$1,228	$1,203	$25	2.1%
IMS	616	553	63	11.4%
Total bookings	$1,844	$1,756	$88	5.0%
ASC
Revenue
The ASC segment reported revenue of $542 million for the three months ended June 30, 2025, an increase of 10.2%, or $50 million, from the three months ended June 30, 2024. The revenue increase is attributed to both our advanced sensing and force protection programs. Within our advanced sensing portfolio, revenue growth is highlighted by increased revenue within our tactical computing programs and continued expansion of our C-UAS tactical radars.
The ASC segment reported revenue of $1,053 million for the six months ended June 30, 2025, an increase of 13.8%, or $128 million, from the six months ended June 30, 2024. The revenue increase is attributed to both our advanced sensing and force protection programs. Within our advanced sensing portfolio, revenue growth is highlighted by increased revenue within our advanced sensing portfolio (dismounted and ground vehicle), network computing programs and continued expansion of our C-UAS tactical radars within our force protection efforts.
Operating Earnings and Operating Margin
Operating earnings was consistent for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 despite the increased revenue. This drove operating margin to 6.8% for the three months ended June 30, 2025 compared to the 7.5% realized during the three months ended June 30, 2024. The operating margin decrease is primarily attributed to increased investment in internal research and development efforts during the period.
For the six months ended June 30, 2025, operating earnings increased by $6 million, or 10.7%, to $62 million for the six months ended June 30, 2025 from $56 million for the six months ended June 30, 2024. The increase was driven by increased revenue contribution and a reduction in restructuring expenditures, offset by the increased cost of germanium on our infrared programs, and increased G&A and internal research and development expenditures. The net of these impacts drove operating margin to 5.9% for the six months ended June 30, 2025 compared to the 6.1% realized during the six months ended June 30, 2024.
Bookings
For the three months ended June 30, 2025, bookings decreased $57 million, or 9.3%, from the three months ended June 30, 2024 to $559 million. The decrease in bookings is largely attributed to the timing of certain dismounted soldier and ground vehicle awards received in the prior year.
For the six months ended June 30, 2025, bookings increased $25 million, or 2.1%, from the six months ended June 30, 2024 to $1,228 million. The increase in new awards is largely attributed to bookings received for ground vehicle and tactical radar programs. This was partially offset by a reduction in new awards received for tactical computing programs.
IMS
Revenue
IMS segment revenue increased by $24 million, or 9.0%, to $290 million for the three months ended June 30, 2025 from $266 million for the three months ended June 30, 2024, which is attributed to increased revenue generated from our naval power programs for both submarine and surface ships.
IMS segment revenue increased by $54 million, or 10.2%, to $581 million for the six months ended June 30, 2025 from $527 million for the six months ended June 30, 2024, which is attributed to increased revenue generated from our naval power programs for both submarine and surface ships. On the land side, short-range air defense programs also contributed to the year over year increase.
Operating Earnings and Operating Margin
For the three months ended June 30, 2025, operating earnings increased by $12 million, or 57.1%, to $33 million for the three months ended June 30, 2025 from $21 million for the three months ended June 30, 2024. The increase for the period is attributed to operational leverage created by the increased revenue as well as continued program improvement on our Columbia Class submarine program, offset in part by program delays on our foreign surveillance program, resulting in a net operating margin increase to 11.4% compared to the 7.9% realized during the three months ended June 30, 2024.
For the six months ended June 30, 2025, operating earnings increased by $21 million, or 45.7%, to $67 million for the six months ended June 30, 2025 from $46 million for the six months ended June 30, 2024. The increase for the period is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program, offset in part by program delays on our foreign surveillance program, resulting in a net operating margin increase to 11.5% compared to the 8.7% realized during the six months ended June 30, 2024.
Bookings
For the three months ended June 30, 2025, bookings decreased by $31 million, or 9.5%, from the three months ended June 30, 2024 to $294 million. The decrease for the three months ended is largely attributed to accelerated funding received for the next tranche of the Columbia Class program in the first quarter of 2025.
For the six months ended June 30, 2025, bookings increased by $63 million, or 11.4%, from the six months ended June 30, 2024 to $616 million. The increase for the six months ended is largely attributed to funding received for the next tranche of the Columbia Class program.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2025, was $278 million compared to $598 million as of December 31, 2024.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net cash used in operating activities	$(166)	$(231)
Net cash used in investing activities	(60)	(44)
Net cash used in financing activities	(94)	(43)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(320)	$(318)

Operating Activities
Cash usage related to operating activities decreased by $65 million to $166 million for the six months ended June 30, 2025, from $231 million for the six months ended June 30, 2024. This was primarily due to lower cash used to fund working capital for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The decrease in cash used to fund working capital for the period was driven by customer advances received on our electric propulsion programs within our IMS segment and on tactical radars within our ASC segment.
Investing Activities
Net cash used in investing activities increased by $16 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, primarily due to higher capital expenditures attributed to our naval expansion project in South Carolina.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $94 million compared to $43 million for the six months ended June 30, 2024. The change was primarily due to cash outlays related to dividends paid in the current period, higher payments of employee taxes withheld from share-based awards, and share buy backs under the share repurchase program announced in the first quarter of 2025. This was partially offset by the net change in third party borrowings (maturities of 90 days or less) in the current period when compared to the same period in the prior year.
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
Interest Rate Risk
We are exposed to interest rate risk on variable-rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $197 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of June 30, 2025. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of June 30, 2025 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at June 30, 2025. See Note 10: Debt to the Consolidated Financial Statements for additional information.
Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to receivables owed of $14 million as of June 30, 2025. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to ensure a competitive market position and gain awards of contracts depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, that we are able to license certain third-party intellectual property on reasonable terms and that we are able to operate without infringing the intellectual property rights of others. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. For example, in June 2017 another defense contractor filed suit in the United States Court of Federal Claims alleging that the U.S. government had infringed upon four of its patents relating to night vision weapon systems under a contract awarded to one of our subsidiaries. Neither we nor our subsidiary were named as defendants in the case, and the U.S. government assumes all infringement liability. In July 2025 the litigation was settled. We elected to participate in the settlement to secure a license and avoid the uncertainty of any related claims or litigation.
As of the date of this Quarterly Report, there have been no other material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of common stock during the three months ended June 30, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
April 1, 2025 - April 30, 2025	103,239	$34.21	103,239	$69
May 1, 2025 - May 31, 2025	86,015	41.07	86,015	65
June 1, 2025 - June 30, 2025	75,866	$44.34	75,866	$61
Total	265,120		265,120
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
The following table includes the material terms (other than with respect to the price) of each Rule 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended June 30, 2025(1):

Name and title	Date of adoption of 10b5-1 Plan(2)	Scheduled expiration date of 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
Eric Salzman, Director	6/2/2025	12/31/2025	Up to 4,403 shares
John Baylouny, Executive Vice President, Chief Operating Officer	5/13/2025	12/31/2025	Up to 67,747 shares
Michael Dippold, Executive Vice President, Chief Financial Officer	6/13/2025	4/30/2026	Up to 58,643 shares
Mark Dorfman, Executive Vice President, General Counsel & Secretary	6/13/2025	4/30/2026	Up to 38,994 shares
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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Cooperation Agreement, dated as of June 18, 2025, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holding, LLC.
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2025

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer