Form 10-Q
period 2025-09-30
Leonardo DRS, Inc.
filed 2025-10-29
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, there were 266,026,725 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$960	$812	$2,588	$2,253
Cost of revenues	(738)	(633)	(1,988)	(1,752)
Gross profit	222	179	600	501
General and administrative expenses	(123)	(98)	(361)	(306)
Amortization of intangibles	(5)	(6)	(16)	(17)
Other operating expenses, net	(1)	—	(1)	(5)
Operating earnings	93	75	222	173
Interest expense, net	(4)	(5)	(7)	(17)
Other, net	(2)	(1)	(3)	(3)
Earnings before taxes	87	69	212	153
Income tax provision	15	12	36	29
Net earnings	$72	$57	$176	$124

Net earnings per share from common stock:
Basic earnings per share	$0.27	$0.22	$0.66	$0.47
Diluted earnings per share	$0.26	$0.21	$0.65	$0.46
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net earnings	$72	$57	$176	$124
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation gain (loss)	—	—	—	(1)
Pension and other postretirement benefit plan adjustments	—	—	—	1
Net unrealized (loss) gain on derivative instruments	(1)	—	4	—
Other comprehensive (loss) income, net of income taxes	(1)	—	4	—
Total comprehensive income	$71	$57	$180	$124
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$309	$598
Accounts receivable, net	327	253
Contract assets	1,054	872
Inventories	404	358
Prepaid expenses	32	27
Other current assets	40	55
Total current assets	2,166	2,163
Noncurrent assets:
Property, plant and equipment, net	477	440
Intangible assets, net	114	132
Goodwill	1,238	1,238
Deferred tax assets	118	120
Other noncurrent assets	132	91
Total noncurrent assets	2,079	2,021
Total assets	$4,245	$4,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$24	$25
Accounts payable	342	426
Contract liabilities	440	399
Other current liabilities	276	266
Total current liabilities	1,082	1,116
Noncurrent liabilities:
Long-term debt	326	340
Pension and other postretirement benefit plan liabilities	28	34
Deferred tax liabilities	5	7
Other noncurrent liabilities	156	130
Total noncurrent liabilities	515	511
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 266,098,028 and 265,064,755 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	5,105	5,194
Accumulated deficit	(2,417)	(2,593)
Accumulated other comprehensive loss	(43)	(47)
Total stockholders' equity	2,648	2,557
Total liabilities and stockholders' equity	$4,245	$4,184
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$176	$124
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	69	68
Deferred income taxes	—	1
Share-based compensation expense	19	16
Other	—	1
Changes in assets and liabilities:
Accounts receivable	(74)	(86)
Contract assets	(182)	(89)
Inventories	(46)	(34)
Prepaid expenses	(5)	(8)
Other current assets	19	6
Other noncurrent assets	13	14
Defined benefit obligations	(6)	(2)
Accounts payable	(80)	(106)
Contract liabilities	41	(20)
Other current liabilities	9	(36)
Other noncurrent liabilities	(12)	(21)
Net cash used in operating activities	(59)	(172)
Investing activities
Capital expenditures	(90)	(56)
Proceeds from sales of assets	—	1
Purchases of investments	(15)	—
Net cash used in investing activities	(105)	(55)
Financing activities
Net decrease in third party borrowings (maturities of 90 days or less)	(1)	(35)
Repayment of third party debt	(9)	(238)
Borrowings of third party debt	—	230
Proceeds from stock issuance	9	13
Repurchases of common stock	(24)	—
Payments of employee taxes withheld from share-based awards	(21)	(4)
Dividends paid	(21)	—
Dividends paid to related party	(51)	—
Other	(7)	(8)
Net cash used in financing activities	(125)	(42)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(289)	(269)
Cash and cash equivalents at beginning of year	598	467
Cash and cash equivalents at end of period	$309	$198
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of June 30, 2024	$3	$5,189	$(47)	$(2,739)	$2,406
Total comprehensive income	—	—	—	57	57
Share-based compensation activity	—	11	—	—	11
Balance as of September 30, 2024	$3	$5,200	$(47)	$(2,682)	$2,474

Balance as of June 30, 2025	$3	$5,128	$(42)	$(2,489)	$2,600
Total comprehensive income	—	—	(1)	72	71
Share-based compensation activity	—	6	—	—	6
Issuances of stock under employee stock purchase plan	—	5	—	—	5
Cash dividends of $0.09 per share	—	(24)	—	—	(24)
Repurchases of common stock	—	(10)	—	—	(10)
Balance as of September 30, 2025	$3	$5,105	$(43)	$(2,417)	$2,648

Balance as of December 31, 2023	$3	$5,175	$(47)	$(2,806)	$2,325
Total comprehensive income	—	—	—	124	124
Share-based compensation activity	—	25	—	—	25
Balance as of September 30, 2024	$3	$5,200	$(47)	$(2,682)	$2,474

Balance as of December 31, 2024	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	4	176	180
Share-based compensation activity	—	2	—	—	2
Issuances of stock under employee stock purchase plan	—	5	—	—	5
Cash dividends of $0.27 per share	—	(72)	—	—	(72)
Repurchases of common stock	—	(24)	—	—	(24)
Balance as of September 30, 2025	$3	$5,105	$(43)	$(2,417)	$2,648
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The DoD is our largest customer and accounts for approximately 81% of our total revenues as an end-user for the nine months ended September 30, 2025 and 2024. Specific international and commercial market opportunities exist within these segments and comprise approximately 19% of our total revenues for the nine months ended September 30, 2025 and 2024. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
C.New Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. The new standard is effective for fiscal years beginning after December 15,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2024, on a prospective basis. Retrospective application is permitted. We plan to adopt these amendments using the prospective approach for our annual income tax disclosures in fiscal year 2025.
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
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The new standard is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and may be applied on a prospective, modified transition, or retrospective transition basis. We are currently evaluating the impact of adopting this new pronouncement.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Revenue and operating earnings	$5	$(10)	$(4)	$(29)
Total % of revenue	1%	1%	—%	1%
Net earnings	$4	$(8)	$(3)	$(23)
Impact on diluted earnings per share	$0.01	$(0.03)	$(0.01)	$(0.09)
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

(Dollars in millions)	September 30, 2025	December 31, 2024
Contract assets	$1,054	$872
Contract liabilities	440	399
Revenue recognized in the nine months ended September 30, 2025 and 2024, that was included in the contract liability balance at the beginning of each period was $270 million and $275 million, respectively.
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
As of September 30, 2025, our total backlog was $8,909 million. We expect to recognize approximately 11% of our September 30, 2025 backlog as revenue over the next three months, with the remainder to be recognized thereafter. Approximately 50% of our total backlog relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 15 years.
Disaggregation of Revenue
ASC: ASC revenue is primarily derived from U.S. government development and production contracts and is generally recognized using the over time, percentage of completion cost-to-cost method of

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
accounting. We disaggregate ASC revenue by geographical region, customer relationship and contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of ASC revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographical Region
United States	$500	$426	$1,411	$1,159
International	77	101	213	282
Intersegment Sales	3	6	9	17
Total	$580	$533	$1,633	$1,458
Revenue by Customer Relationship
Prime contractor	$298	$200	$760	$616
Subcontractor	279	327	864	825
Intersegment Sales	3	6	9	17
Total	$580	$533	$1,633	$1,458
Revenue by Contract Type
Firm-Fixed Price	$509	$446	$1,414	$1,198
Flexibly Priced(1)	68	81	210	243
Intersegment Sales	3	6	9	17
Total	$580	$533	$1,633	$1,458
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographical Region
United States	$366	$277	$956	$796
International	17	8	8	16
Intersegment Sales	—	—	—	—
Total	$383	$285	$964	$812
Revenue by Customer Relationship
Prime contractor	$136	$58	$236	$182
Subcontractor	247	227	728	630
Intersegment Sales	—	—	—	—
Total	$383	$285	$964	$812
Revenue by Contract Type
Firm-Fixed Price	$359	$238	$855	$670
Flexibly Priced(1)	24	47	109	142
Intersegment Sales	—	—	—	—
Total	$383	$285	$964	$812
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Accounts receivable	$328	$254
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$327	$253
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $225 million as of September 30, 2025 and December 31, 2024.
During the nine months ended September 30, 2025 and 2024, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes the activity under the factoring facilities:

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning balance	$130	$192
Sales of receivables	60	60
Cash returned to purchasers	(165)	(241)
Outstanding balance sold to purchasers	25	11
Cash collected, not remitted to purchasers(1)	—	(1)
Remaining sold receivables	$25	$10
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Raw materials	$120	$86
Work in progress	267	264
Finished goods	17	8
Total inventories	$404	$358

Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Land, buildings and improvements	$389	$380
Plant and machinery	207	203
Equipment and other	453	382
Total property, plant and equipment, at cost	1,049	965
Less accumulated depreciation	(572)	(525)
Total property, plant and equipment, net	$477	$440
Depreciation expense related to property, plant and equipment was $18 million and $53 million for the three and nine months ended September 30, 2025, respectively, and $17 million and $51 million for the three and nine months ended September 30, 2024, respectively.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Salaries, wages and accrued bonuses	$81	$75
Fringe benefits	61	63
Provision for contract losses	39	43
Operating lease liabilities	28	27
Taxes payable	31	24
Warranty reserves	21	19
Other	15	15
Total other current liabilities	$276	$266
Operating lease liabilities	$93	$66
Unrecognized tax benefits	46	46
Warranty reserves	8	10
Other	9	8
Total other noncurrent liabilities	$156	$130

Note 8. Intangible Assets
Intangible assets consists of the following:

	September 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(978)	$109	$1,087	$(962)	$125
Patents and licenses	14	(9)	5	14	(7)	7
Total intangible assets	$1,101	$(987)	$114	$1,101	$(969)	$132
Amortization expense related to acquired intangible assets was $5 million and $16 million for the three and nine months ended September 30, 2025, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2024, respectively.
Note 9. Income Taxes
Our effective tax rate was 17.2% and 17.0% for the three and nine months ended September 30, 2025, respectively, and 17.4% and 19.0% for the three and nine months ended September 30, 2024, respectively. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with vesting of share-based compensation.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which, among other items, allows a company to purchase transferable tax credits. During the three and nine months ended September 30, 2024, the Company purchased $25 million in tax credits for

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
approximately $23 million in cash. These credits were used to offset the Company’s federal tax liability for 2023.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"), was enacted, which includes a broad range of tax reform provisions. The OBBBA provides for an elective deduction for domestic research and development expenses starting in 2025, a reinstatement of elective 100% first-year bonus depreciation, and changes to existing international tax provisions. Due to the nature of the tax law changes, the Company has not realized a material impact in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2025. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
2022 Term Loan A	$194	$203
Finance lease and other	154	159
Short-term borrowings related to factoring facilities (Note 4)	3	4
Total debt principal	351	366
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	350	365
Less short-term borrowings and current portion of long-term debt	(24)	(25)
Total long-term debt	$326	$340

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan (the “2022 Term Loan A”) of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at September 30, 2025 was $194 million. The fair value of the 2022 Term Loan A was approximately $192 million and $199 million at September 30, 2025 and December 31, 2024, respectively; however, the Company has the ability to prepay the outstanding principal balance without penalty. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of September 30, 2025 and December 31, 2024, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of September 30, 2025 and December 31, 2024.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $105 million and $130 million at September 30, 2025 and December 31, 2024, respectively (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $38 million and $36 million as of September 30, 2025 and December 31, 2024, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Note 11. Derivative Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.
The Company enters into forward exchange contracts in order to limit the exposure to exchange rate fluctuations primarily associated with certain forecasted payroll expenses denominated in Israeli Shekels. The table below summarizes the Company’s forward exchange contracts accounted for as cash flow hedges at September 30, 2025:

(Dollars in millions)	Notional amount	Balance sheet location	Settlement and termination	Fair value
Forward exchange contracts	$36	Other current assets	Monthly through 9/30/2026	$4
The fair value of the Company’s forward exchange contracts is calculated using Level 2 inputs.
The effect of the forward exchange contracts on earnings and cash flows for the periods presented was immaterial. The Company estimates that it will reclassify $4 million of unrealized gains from accumulated other comprehensive loss into earnings during the next 12 months.
Note 12. Earnings Per Share (“EPS”), Share Repurchases and Dividends
EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net earnings	$72	$57	$176	$124
Basic weighted average number of shares outstanding	266.2	264.0	265.9	263.3
Impact of dilutive share-based awards	2.2	4.3	2.8	4.1
Diluted weighted average number of shares outstanding	268.4	268.3	268.7	267.4
Earnings per share attributable to common stockholders - basic	$0.27	$0.22	$0.66	$0.47
Earnings per share attributable to common stockholders - diluted	$0.26	$0.21	$0.65	$0.46
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
effect of outstanding share-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
Share Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a share repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of September 30, 2025, the Company has repurchased approximately $24 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $.09 per share of its common stock during the three months ended September 30, 2025. Subsequent to quarter end, the Company’s Board declared a cash dividend of $.09 per share of common stock payable on December 2, 2025 to stockholders of record as of the close of business on November 18, 2025.
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
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the nine months ended September 30, 2025:

(Dollars in millions)
Balance at December 31, 2024	$29
Additional provision	17
Reversal and utilization	(17)
Balance at September 30, 2025	$29
Note 14. Related Party Transactions
The Company has related party sales and purchases with the indirect majority stockholder and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $4 million and $11 million for the three and nine months ended September 30, 2025, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2024, respectively. Related party purchases are included in cost of revenues and were $3 million and $5 million for the three and nine months ended September 30, 2025 and 2024. The receivables with the indirect majority stockholder and its other affiliates of $11 million and $19 million, respectively, and payables of $5 million and $4 million, respectively, as of September 30, 2025 and December 31, 2024, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there were related party balances in contract assets of $4 million and $12 million at September 30, 2025 and December 31, 2024, respectively.
The Company has an equity investment of $21 million in a private company that is included in other noncurrent assets in our Consolidated Balance Sheets. As there is not a readily determinable fair value, the investment is measured at cost and will be adjusted if we identify an observable price change or an impairment. Additionally, the Company holds two board seats in the investee. Related party sales with this company were $5 million for the nine months ended September 30, 2025. We also had $6 million of related party balances in contract assets with this company at September 30, 2025.
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
Certain information related to our segments for the periods ended September 30, 2025 and 2024 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating income is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended September 30, 2025 and 2024 consists of the following:

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenues
ASC	$580	$533	$1,633	$1,458
IMS	383	285	964	812
Corporate & Eliminations	(3)	(6)	(9)	(17)
Total revenues	$960	$812	$2,588	$2,253

Cost of revenues
ASC	$437	$411	$1,237	$1,111
IMS	304	228	760	658
Corporate & Eliminations	(3)	(6)	(9)	(17)
Total cost of revenues	$738	$633	$1,988	$1,752

General and administrative
ASC	$63	$52	$196	$173
IMS	24	22	71	64
Corporate & Eliminations	—	1	—	5
Total general and administrative	$87	$75	$267	$242

Company-funded research and development
ASC	$29	$19	$76	$51
IMS	7	4	18	13
Corporate & Eliminations	—	—	—	—
Total company-funded research and development	$36	$23	$94	$64

Amortization of intangibles
ASC	$5	$6	$16	$17
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total amortization of intangibles	$5	$6	$16	$17

Other segment items
ASC	$1	$—	$1	$5
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total other segment items(1)	$1	$—	$1	$5

Operating earnings
ASC	$45	$45	$107	$101
IMS	48	31	115	77
Corporate & Eliminations	—	(1)	—	(5)
Total operating earnings	$93	$75	$222	$173
Interest expense, net	(4)	(5)	(7)	(17)
Other, net	(2)	(1)	(3)	(3)
Earnings before taxes	$87	$69	$212	$153
________________

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)Includes ASC restructuring costs for the periods presented.
Total intersegment revenues by segment for the periods ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
ASC	$3	$6	$9	$17
IMS	—	—	—	—
Total intersegment revenues	$3	$6	$9	$17
Depreciation by segment for the periods ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
ASC	$12	$12	$36	$36
IMS	6	5	17	15
Total depreciation	$18	$17	$53	$51
Total assets by segment as of September 30, 2025 and December 31, 2024, consists of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
ASC	$2,465	$2,249
IMS	1,344	1,225
Corporate & Eliminations	436	710
Total assets	$4,245	$4,184

Note 16. Subsequent Events
Chief Executive Officer Transition
As part of the Company’s long-term leadership development and succession processes, the Company announced that William J. Lynn III notified the Company on October 27, 2025 that he will retire from his role as Chief Executive Officer, Non-Proxy Holder Director and as Chairman of the Board of Directors (the “Board”) effective as of midnight on December 31, 2025. Mr. Lynn will continue to serve as an employee of the Company until April 1, 2026. Concurrently, the Board has approved the appointment of Mr. John Baylouny to succeed Mr. Lynn as President and Chief Executive Officer of the Company, effective January 1, 2026. Mr. Baylouny will also join the Company’s Board as a Non-Proxy Holder Director, effective as of the same date.
On October 27, 2025, the Company entered into an employment agreement with John Baylouny, pursuant to which Mr. Baylouny will serve as the Company’s President, Chief Executive Officer and Non-Proxy Holder Director, effective as of January 1, 2026. On the same date, the Company entered into a Transition Separation Plan with Mr. Lynn to set out the terms of his retirement.
Appointment of Board Chair
On October 27, 2025, the Board appointed Ms. Frances F. Townsend as Chair of the Board, effective January 1, 2026.

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoD. The DoD is our largest customer and, for the nine months ended September 30, 2025, accounted for approximately 81% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 36%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
Our sensing capabilities span numerous applications, including missions requiring advanced passive and active detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor distance and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors in combination with artificial intelligence (“AI”), enabled by our advanced edge processing solutions. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network edge computing products. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications at the “edge” of the network and battlespace. These products help support the DoD’s need for greater situational understanding at the tactical edge by leveraging artificial intelligence and AI-optimized open architecture software, SAGEcore™, to rapidly share, synthesize and transmit data securely between command centers and forward-positioned defense assets and personnel.
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
We believe DRS is well positioned to meet the needs of an increasingly electrified fleet with our high efficiency, power dense permanent magnet motors, energy storage systems and associated efficient, rugged and compact power conversion, electrical actuation systems, and advanced cooling technologies.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, counter - unmanned aerial systems (“C-UAS”), and vehicle survivability and protection. Our short-range air defense systems integrate advanced AESA Radars, EW equipment, reconnaissance and surveillance systems, mission command capabilities, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic and directed energy countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS and active protection systems on army vehicles, help protect personnel and defense assets from enemy combatants.
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
The ongoing conflicts in Israel and the broader Middle East region have the potential to evolve quickly creating uncertainty, along with the potential for disruptions to our Israeli operations in the region, including, but not limited to, workforce calls for duty, transportation and other logistical impacts and reduced customer confidence. To date, the conflict has not had a material impact to our operations. The U.S. and other western powers have directed military and funding support to Israel. DRS has direct exposure to Israel principally through its RADA operations with approximately 6% of our workforce as of September 30, 2025 residing in Israel.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 81% of our total revenues for the nine months ended September 30, 2025 and 2024. Our U.S. government sales are highly concentrated within our DoD customers, which made up the overwhelming majority of our U.S. government revenue for the nine months ended September 30, 2025, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 38% and 36%, respectively, of our total revenues for the nine months ended September 30, 2025. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoD. The DoD budget is the largest defense budget in the world.
On October 1, 2025, a lapse in government fiscal year 2026 appropriations occurred, and the U.S. government entered a shutdown. At this time, it is unclear if the government will be funded by one or more Continuing Resolutions (“CR”) or by a full year appropriations act. Federal agencies have published shutdown guidance, including the DoD, which has furloughed civilian positions and restricted activities in the absence of enacted funding. Active duty pay remains intact, but that is subject to review going forward. If the U.S. government shutdown is protracted, it could have programmatic and funding impacts on our business. Delayed billing, testing and prohibitions on new contract awards, as well as resourcing delays by federal workers, could lead to a material effect on our operations and financial position.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94% of our total revenues for the nine months ended September 30, 2025. Our remaining revenue was generated from service related contracts. Additionally, 88% of our revenue was derived from firm-fixed price contracts for the nine months ended September 30, 2025. This was consistent with the prior year comparable period which realized product related revenue of 94% and revenue from firm-fixed price contracts of 83% for the nine months ended September 30, 2024.

Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the nine months ended September 30, 2025 and 2024, flexibly priced contracts represented 12% and 17% of our total revenues, respectively.
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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2025	2024	$		%
Total revenues	$960	$812	$148		18.2%
Total cost of revenues	(738)	(633)	(105)		16.6%
Gross profit	$222	$179	$43		24.0%
Gross margin	23.1%	22.0%	110	bps
General and administrative expenses	(123)	(98)	(25)		25.5%
Amortization of intangibles	(5)	(6)	1		(16.7)%
Other operating expenses, net	(1)	—	(1)		100.0%
Operating earnings	$93	$75	$18		24.0%
Interest expense, net	(4)	(5)	1		(20.0)%
Other, net	(2)	(1)	(1)		100.0%
Earnings before taxes	$87	$69	$18		26.1%
Income tax provision	15	12	3		25.0%
Net earnings	$72	$57	$15		26.3%
Basic EPS	$0.27	$0.22	$0.05		22.7%
Diluted EPS	$0.26	$0.21	$0.05		23.8%
Backlog	$8,909	$8,264	$645		7.8%
Bookings	$1,307	$1,051	$256		24.4%

	Nine Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2025	2024	$		%
Total revenues	$2,588	$2,253	$335		14.9%
Total cost of revenues	(1,988)	(1,752)	(236)		13.5%
Gross profit	$600	$501	$99		19.8%
Gross margin	23.2%	22.2%	100	bps
General and administrative expenses	(361)	(306)	(55)		18.0%
Amortization of intangibles	(16)	(17)	1		(5.9)%
Other operating expenses, net	(1)	(5)	4		(80.0)%
Operating earnings	$222	$173	$49		28.3%
Interest expense, net	(7)	(17)	10		(58.8)%
Other, net	(3)	(3)	—		—%
Earnings before taxes	$212	$153	$59		38.6%
Income tax provision	36	29	7		24.1%
Net earnings	$176	$124	$52		41.9%
Basic EPS	$0.66	$0.47	$0.19		40.4%
Diluted EPS	$0.65	$0.46	$0.19		41.3%
Backlog	$8,909	$8,264	$645		7.8%
Bookings	$3,151	$2,807	$344		12.3%

Revenue
Our revenue generation of $960 million for the three months ended September 30, 2025 represents an increase of $148 million, or 18.2%, as compared to the three months ended September 30, 2024. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within force protection, electric power and propulsion and advanced sensing activities.
Our revenue generation of $2,588 million for the nine months ended September 30, 2025 represents an increase of $335 million, or 14.9%, as compared to the nine months ended September 30, 2024. The revenue increase is primarily attributed to our continued backlog growth across each of our operating segments. This is highlighted by our efforts within advanced sensing, electric power and propulsion and force protection activities.
Cost of Revenues
Cost of revenues increased by $105 million, or 16.6%, to $738 million for the three months ended September 30, 2025 as compared to $633 million for the three months ended September 30, 2024. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period and the impact of additional charges realized on a long range surveillance program, which was partially offset by favorable revenue mix and efficient execution on Columbia Class programs.
Cost of revenues increased by $236 million, or 13.5%, to $1,988 million for the nine months ended September 30, 2025 as compared to $1,752 million for the nine months ended September 30, 2024. The cost of revenues increase was primarily due to the increased revenue contribution realized during the period, increased cost of germanium on our infrared products, and the impact of the surveillance program charge, partially offset by efficient execution on Columbia Class programs, favorable mix and overall improvement in program execution.
Gross Profit
Gross profit increased by $43 million, or 24.0%, to $222 million for the three months ended September 30, 2025 and increased by $99 million, or 19.8%, to $600 million for the nine months ended September 30, 2025 as compared to the same periods in the prior year, resulting from the revenue and cost of revenues trends noted above. The gross profit increase, favorable mix and overall program performance, including on the Columbia Class program, drove an expansion of 110 basis points and 100 basis points in our gross margin for the three and nine months ended September 30, 2025, respectively.
General and Administrative Expenses
G&A expenses increased by $25 million, or 25.5%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increased internal research and development expenditures and costs related to bid and proposal efforts for new contractual pursuits.
G&A expenses increased by $55 million, or 18.0%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased internal research and development expenditures, costs related to bid and proposal efforts for new contractual pursuits and increases attributed to performance-related compensation.
Amortization of Intangibles
Amortization of intangibles was relatively consistent for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
Other Operating Expenses, Net
Other operating expenses were $1 million for the three and nine months ended September 30, 2025 compared to zero and $5 million for the three and nine months ended September 30, 2024, respectively.

The expense in the periods presented are attributed to restructuring efforts that were implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $18 million to $93 million for the three months ended September 30, 2025 and increased by $49 million to $222 million for the nine months ended September 30, 2025 as compared to the same periods in the prior year. The increases were driven by the gross profit impacts noted above.
Interest Expense, Net
Net interest expense decreased by $1 million to $4 million for the three months ended September 30, 2025 and decreased by $10 million to $7 million for the nine months ended September 30, 2025 as compared to the same periods in the prior year. The reduction in net interest expense is attributed to increased interest income as a result of higher cash balances and reduced borrowings on our credit facilities during the current year period.
Other, Net
Other, net remained relatively consistent for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year.
Earnings Before Taxes
Earnings before taxes increased by $18 million to $87 million for the three months ended September 30, 2025 and increased by $59 million to $212 million for the nine months ended September 30, 2025, as compared to the same periods in the prior year. This was primarily due to the increases in operating earnings and decreased net interest expense as noted above.
Income Tax Provision
Income tax provision increased by $3 million and $7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. This was attributed to an increase in earnings before taxes noted above, offset by the recognition of discrete tax benefits associated with employee stock vesting that occurred during the nine months ended September 30, 2024. Our effective tax rate was 17.2% and 17.0% for the three and nine months ended September 30, 2025, respectively, compared to 17.4% and 19.0% for the nine months ended September 30, 2024, respectively.
Net Earnings
Net earnings increased by $15 million to $72 million for the three months ended September 30, 2025 and increased by $52 million to $176 million for the nine months ended September 30, 2025, as compared to the same periods in the prior year. This was driven by an increase in earnings before taxes coupled with the changes in our effective tax rate as noted above.
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

The following table summarizes the value of our backlog, incorporating both funded and unfunded components:

(Dollars in millions)	September 30, 2025	September 30, 2024
Funded	$4,678	$3,899
Unfunded	4,231	4,365
Total backlog	$8,909	$8,264
Backlog increased by $645 million to $8,909 million as of September 30, 2025, from $8,264 million as of September 30, 2024. The backlog increase was driven primarily by the receipt of new awards within our ASC and IMS segments.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended September 30, 2025 increased to $1,307 million as compared to $1,051 million for the three months ended September 30, 2024. Bookings for the nine months ended September 30, 2025 increased to $3,151 million as compared to $2,807 million for the nine months ended September 30, 2024. The increase in new orders was driven by both segments. See “—Review of Operating Segments” below for more detail.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$5	$(10)	$(4)	$(29)
Total % of revenue	1%	1%	—%	1%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 9% and 13% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. The decrease in international revenues is primarily attributed to the timing of certain dismounted soldier sensing program sales to Eastern European countries realized in the first quarter of the prior year. Despite the reduction of international sales for the current year period, given the trend of international defense investment and the continuing conflicts in both Ukraine and Israel, we anticipate that international sales will drive future growth opportunities. However, we remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%
Revenues:
ASC	$580	$533	$47	8.8%
IMS	383	285	98	34.4%
Corporate & Eliminations	(3)	(6)	3	(50.0)%
Total revenues	$960	$812	$148	18.2%
Operating earnings:
ASC	$45	$45	$—	—%
IMS	48	31	17	54.8%
Corporate & Eliminations	—	(1)	1	(100.0)%
Total operating earnings	$93	$75	$18	24.0%
Operating margin:
ASC	7.8%	8.4%
IMS	12.5%	10.9%
Bookings:
ASC	$757	$685	$72	10.5%
IMS	550	366	184	50.3%
Total bookings	$1,307	$1,051	$256	24.4%

	Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%
Revenues:
ASC	$1,633	$1,458	$175	12.0%
IMS	964	812	152	18.7%
Corporate & Eliminations	(9)	(17)	8	(47.1)%
Total revenues	$2,588	$2,253	$335	14.9%
Operating earnings:
ASC	$107	$101	$6	5.9%
IMS	115	77	38	49.4%
Corporate & Eliminations	—	(5)	5	(100.0)%
Total operating earnings	$222	$173	$49	28.3%
Operating margin:
ASC	6.6%	6.9%
IMS	11.9%	9.5%
Bookings:
ASC	$1,985	$1,888	$97	5.1%
IMS	1,166	919	247	26.9%
Total bookings	$3,151	$2,807	$344	12.3%
ASC
Revenue
The ASC segment reported revenue of $580 million for the three months ended September 30, 2025, an increase of 8.8%, or $47 million, from the three months ended September 30, 2024. The revenue increase is attributed to our advanced sensing programs. Within our advanced sensing portfolio, revenue growth is highlighted by increased revenue within our dismounted and ground vehicle sensing applications.
The ASC segment reported revenue of $1,633 million for the nine months ended September 30, 2025, an increase of 12.0%, or $175 million, from the nine months ended September 30, 2024. The revenue increase is attributed to our advanced sensing, network computing and force protection programs. ASC revenue growth is highlighted by increased revenue within our advanced sensing portfolio (dismounted and ground vehicle), network computing programs which benefited by our efforts within the U.S. Navy, and force protection programs which benefited by continued expansion of our tactical radars to support C-UAS and other short-range threats.
Operating Earnings and Operating Margin
Operating earnings was consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 despite the increased revenue. This drove operating margin to 7.8% for the three months ended September 30, 2025 compared to the 8.4% realized during the three months ended September 30, 2024. The operating margin decrease is primarily attributed to increased investment in internal research and development efforts and G&A expenditures during the period.
For the nine months ended September 30, 2025, operating earnings increased by $6 million, or 5.9%, to $107 million for the nine months ended September 30, 2025 from $101 million for the nine months ended September 30, 2024. The increase was driven by increased revenue contribution and a reduction in restructuring expenditures, offset by the increased cost of germanium on our infrared programs and increased G&A and internal research and development expenditures. The net of these impacts drove operating margin to 6.6% for the nine months ended September 30, 2025 compared to the 6.9% realized during the nine months ended September 30, 2024.
Bookings
For the three months ended September 30, 2025, bookings increased $72 million, or 10.5%, from the three months ended September 30, 2024 to $757 million. The increase in bookings is largely attributed to certain dismounted soldier and airborne sensing programs received during the period.
For the nine months ended September 30, 2025, bookings increased $97 million, or 5.1%, from the nine months ended September 30, 2024 to $1,985 million. The increase in new awards is largely attributed to bookings received for ground vehicle and tactical radar sensor programs coupled with additional awards received for pilot training and force protection efforts. This was partially offset by a reduction in new awards received for tactical computing and dismounted soldier sensing programs.
IMS
Revenue
IMS segment revenue increased by $98 million, or 34.4%, to $383 million for the three months ended September 30, 2025 from $285 million for the three months ended September 30, 2024, which is attributed to increased revenue generated from our force protection programs, highlighted by our efforts in counter drone capabilities.
IMS segment revenue increased by $152 million, or 18.7%, to $964 million for the nine months ended September 30, 2025 from $812 million for the nine months ended September 30, 2024, which is attributed to increased revenue generated from our naval power programs for both submarine and surface ships.

On the land side, force protection programs including counter drone and short-range air defense programs also contributed to the year over year increase.
Operating Earnings and Operating Margin
For the three months ended September 30, 2025, operating earnings increased by $17 million, or 54.8%, to $48 million for the three months ended September 30, 2025 from $31 million for the three months ended September 30, 2024. The increase for the period is attributed to operational leverage created by the increased revenue as well as continued program improvement on our Columbia Class submarine program, offset in part by program delays on a surveillance program, resulting in a net operating margin increase to 12.5% compared to the 10.9% realized during the three months ended September 30, 2024.
For the nine months ended September 30, 2025, operating earnings increased by $38 million, or 49.4%, to $115 million for the nine months ended September 30, 2025 from $77 million for the nine months ended September 30, 2024. The increase for the period is attributed to operational leverage created by the increased revenue output as well as continued program improvement on our Columbia Class submarine program, offset in part by program delays on a surveillance program, resulting in a net operating margin increase to 11.9% compared to the 9.5% realized during the nine months ended September 30, 2024.
Bookings
For the three months ended September 30, 2025, bookings increased by $184 million, or 50.3%, from the three months ended September 30, 2024 to $550 million. The increase for the three months ended is largely attributed to funding received for the next vehicle set for our counter drone capabilities.
For the nine months ended September 30, 2025, bookings increased by $247 million, or 26.9%, from the nine months ended September 30, 2024 to $1,166 million. The increase for the nine months ended is largely attributed to funding received for the counter drone and short range air defense efforts within our force protection business coupled with continued demand across our naval power portfolio.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2025, was $309 million compared to $598 million as of December 31, 2024.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Net cash used in operating activities	$(59)	$(172)
Net cash used in investing activities	(105)	(55)
Net cash used in financing activities	(125)	(42)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(289)	$(269)

Operating Activities
Cash usage related to operating activities decreased by $113 million to $59 million for the nine months ended September 30, 2025, from $172 million for the nine months ended September 30, 2024. This was primarily due to lower cash used to fund working capital for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities increased by $50 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024, primarily due to higher capital expenditures attributed to our naval expansion project in South Carolina and a $15 million investment to extend our ownership stake in Hoverfly Technologies, a tethered UAV company.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $125 million compared to $42 million for the nine months ended September 30, 2024. The change was primarily due to cash outlays related to dividends paid in the current period, higher payments of employee taxes withheld from share-based awards, and share buy backs under the share repurchase program announced in the first quarter of 2025. This was partially offset by the net change in third party borrowings (maturities of 90 days or less) in the current period when compared to the same period in the prior year.
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
Interest Rate Risk
We are exposed to interest rate risk on variable rate borrowings under our 2022 Term Loan A, which had an outstanding balance of $194 million, and our 2022 Revolving Credit Facility, which had no amounts outstanding, as of September 30, 2025. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of September 30, 2025 would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at September 30, 2025. See Note 10: Debt to the Consolidated Financial Statements for additional information.

Foreign Currency Risk
In certain circumstances, we may be exposed to foreign currency risk. However, as the overwhelming majority of our revenue is derived from U.S. sources directly as a prime contractor or indirectly as a subcontractor for the U.S. government as end-customer, we have limited foreign currency exposure. Currently, our exposure is primarily with the Canadian dollar and limited to immaterial receivables owed as of September 30, 2025. A 10% fluctuation in exchange rates would not have a material impact on our financial statements. We do not enter into or issue derivative instruments for trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note 13: Commitments and Contingencies to the Consolidated Financial Statements in Part 1, Item 1.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the updated risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of common stock during the three months ended September 30, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
July 1, 2025 - July 31, 2025	78,718	$47.01	78,718	$58
August 1, 2025 - August 31, 2025	84,712	41.70	84,712	54
September 1, 2025 - September 30, 2025	84,128	$41.99	84,128	$51
Total	247,558		247,558
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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
Date: October 29, 2025

LEONARDO DRS, INC.

By:	/s/ William J. Lynn III
Name: William J. Lynn III
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer