Form 10-Q/A
period 2025-09-30
Leonardo DRS, Inc.
filed 2026-01-07
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Leonardo DRS, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which was originally filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2025 (the “Original Filing”). This Amendment is being filed to amend Part II “Item 5. Other Information” of the Original Filing to include information concerning a Rule 10b5-1 trading arrangement adopted by Sally A. Wallace on August 6, 2025 that was inadvertently omitted from the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the Commission.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
The following table includes the material terms (other than with respect to the price) of each Rule 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended September 30, 2025(1):

Name and title	Date of adoption of 10b5-1 Plan(2)	Scheduled expiration date of 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
Sally A. Wallace, Executive Vice President Operations	8/6/2025	10/30/2026	Up to 38,987 shares
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
Date: January 6, 2026

LEONARDO DRS, INC.

By:	/s/ John Baylouny
Name: John Baylouny
Title: Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer
5