Form 10-K
period 2025-12-31
Leonardo DRS, Inc.
filed 2026-02-27
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was approximately $3,508 million.
As of February 24, 2026, there were 265,846,193 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leonardo DRS, Inc.’s 2026 definitive proxy statement (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if future performance and outcomes are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•    Disruptions, including from government shutdowns, or deteriorations in our relationship with the relevant agencies of the U.S. government, as well as any failure to pass routine audits or otherwise comply with governmental requirements including those related to security clearance or procurement rules, including the False Claims Act;
•    Significant delays, including from government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly;
•    Any failure to comply with the amended and restated proxy agreement with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”);
•    The effect of inflation and other cost pressures on our supply chain and/or our labor costs;
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
•    Our ability to predict future capital needs or to obtain additional financing if needed, on terms acceptable to us, if at all;

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
•    Preferences for set-asides for small or small disadvantaged businesses could impact our ability to be a prime contractor;
•    Any failure to meet our contractual obligations including due to potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components;
•    Any security breach, including any cyber-attack, cyber-intrusion, insider threat, or other significant disruption of our IT networks and related systems as well as any act of terrorism or other threat to our physical security and personnel;
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
•Future changes in the DoW’s and other governments’ budgets;
•    Certain limitations on our ability to use our net operating losses to offset future taxable income;

•    Termination of our leases or our inability to renew our leases on acceptable terms;
•    Changes in estimates used in accounting for our pension plans, including with respect to the funding status thereof;
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
•    Natural disasters, severe weather or other significant disruptions;
•Failure to properly contain a global pandemic in a timely manner could materially affect how we and our business partners operate;
•    Our compliance with environmental laws and regulations, and any environmental liabilities that may affect our reputation or financial position;
•    Any conflict of interest that may arise because Leonardo US Holding, LLC (“US Holding”), our majority stockholder, or Leonardo S.p.A., our indirect majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our third amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A); or
•    Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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

PART I
ITEM 1. BUSINESS
Overview
Leonardo DRS, Inc. provides advanced defense technology to U.S. national security customers and allied defense forces worldwide. We specialize in the design, development, manufacture, and integration of advanced sensing, network computing, force protection, and electric power and propulsion technologies and solutions. As a mid-sized defense technology company, our combination of operational speed and agility, deep domain expertise, and established positions on priority defense platforms has resulted in a durable and diversified portfolio of programs across the DoW. We believe DRS is well positioned to support current operational requirements, while facilitating the DoW’s rapid transition toward more autonomous, software-enabled, interconnected, and multi-domain capabilities required to address increasingly complex and proliferating threats. Enhancements in sensing, artificial intelligence (“AI”)-enabled computing, self-protection, and power generation and management are central to these priorities.
Demand for our technologies is concentrated in areas of sustained priority for the DoW, including counter‑unmanned aircraft systems (“C-UAS”), advanced infrared sensing, network computing, and electric power and propulsion for next generation navy vessels. These capabilities align closely with national defense priorities such as shipbuilding, layered air and missile defense, electronic warfare, and force protection, where requirements emphasize integrated capability delivery, survivability, and program execution.
DRS benefits from an over 55-year legacy of providing innovative and differentiated products and solutions for defense applications. From our earliest offerings to today’s best-in-class products including naval propulsion, electro-optical sensors, electronic warfare systems and other mission critical technologies, we have continually sought to develop advanced technologies enabling solutions to address complex national security challenges. We continue to target our investments toward high growth areas of the U.S. defense budget. Our diverse technologies, systems and solutions are used across land, air, sea, space and cyber domains on a wide range of platforms for the DoW and the defense agencies of our international allies. Across the spectrum of multi-domain operations, we believe our core capabilities will help the U.S. and its allies maintain a strategic advantage over their adversaries.
Our operations and reporting are structured into the following two technology driven segments based on the capabilities and solutions offered to our customers: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). For information regarding segment performance see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Advanced Sensing and Computing
Our ASC segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers across increasingly complex and contested operating environments.
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor range and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors to deliver actionable information in time-sensitive mission scenarios in combination with AI, enabled by our advanced edge processing solutions. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements and to support integration onto a wide range of tactical platforms, including mobile and power-constrained systems.

Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network edge computing products that support data processing, fusion, and dissemination at the tactical edge. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications. These products help support the DoW’s need for greater situational understanding and faster decision-making at the tactical edge by leveraging AI and AI-optimized open architecture software, SAGEcore™, to rapidly share, synthesize and transmit data securely between command centers and forward-positioned defense assets and personnel, while supporting reduced latency, operational continuity, and interoperability through modular, open-system architectures.
Within ASC, we are increasingly combining sensing, computing, and software to support applications such as C-UAS, electronic warfare, and networked sensing, where performance depends on the ability to detect, process, and act on data in real time. These integrated capabilities are designed to support evolving operational concepts that emphasize distributed operations, resilient communications, and decision advantage at the tactical edge.
Integrated Mission Systems
Our IMS segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, and transportation and logistics systems for the U.S. military and allied defense customers.
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
We believe DRS is well positioned to meet the needs of an increasingly electrified and power-intensive fleet through high-efficiency, power-dense permanent magnet motors, energy storage systems, and associated rugged and compact power conversion, electrical actuation, and advanced thermal management technologies. These capabilities support higher onboard power demands, improved efficiency, and enhanced platform performance across next-generation naval systems.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, C-UAS, and vehicle survivability and protection. Our short-range air defense systems integrate advanced active electronically scanned array (“AESA”) radars, EW equipment, reconnaissance and surveillance systems, mission command capabilities, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS, help protect personnel and defense assets from enemy combatants.
U.S. Defense Market Trends
Our primary customer is the U.S. government, from which we derived 80% of our sales in 2025. Funding for U.S. government programs is subject to a variety of factors that can affect our business, including the President’s budget requests and procurement priorities and policies; the annual congressional budget authorization and appropriations process; and other U.S. government domestic and international priorities. U.S. government spending levels, particularly defense spending and the timing of funding can affect our financial performance over the short and long term.

The President’s Fiscal Year (“FY”) 2026 budget request was published in June 2025. The budget request includes $848 billion in base (discretionary) funding and $113 billion in reconciliation (mandatory) funding. The One Big Beautiful Bill Act (“OBBBA”) was signed by the President on July 4, 2025, and provides more than $150 billion in mandatory funding (including the $113 billion reconciliation funding) for national defense, available through September 30, 2029.
Separately, the National Defense Authorization Act (“NDAA”) for FY2026 was signed into law on December 18, 2025. The NDAA authorizes $901 billion for defense, including an $8 billion increase over the President’s DoW budget request from June 2025. On November 12, 2025, the President signed a continuing resolution to fund the U.S. government, including the DoW, through January 30, 2026. On January 20, 2026, Congress unveiled its final appropriations package, which included the Defense Appropriations Act conference report. This legislation provides $839 billion in funding for the DoW, representing an $8 billion increase over the topline in the President’s DoW budget request. On February 3, 2026, Congress passed and the President signed the Consolidated Appropriations Act, 2026, providing funding for the government through the end of the government’s FY26, including authority for defense accounts.
Customers
The U.S. government is our largest customer. Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 80%, 79% and 80% of our total revenues for 2025, 2024, and 2023, respectively. Our U.S. government sales are concentrated with the DoW, which constitutes the majority of our U.S. government revenue for any given year. Our revenues with the U.S. government span the Navy, Army, Air Force and other U.S. government agencies which represented 36%, 36%, 3% and 5%, respectively, of our total revenues for 2025.
The remaining 20% of our revenues for 2025 were derived from sales to foreign governments, as well as commercial sales within the U.S. and abroad. Our international sales consist primarily of transactions with foreign governments for defense applications.
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
Contracts
As a mid-tier defense technology company with a diverse portfolio of technology that includes offerings at the system, sub-system and component level, we approach each market opportunity with the flexibility and agility inherent in a mid-sized defense company to provide the most value to our customers. We serve as either prime contractor or a subcontractor on key contracts based on the competitive dynamics of each opportunity. We determine our prime versus subcontract position based on our competitive position, likelihood of contract win and overall profit contribution. For 2025, our revenue consisted of 39% as a prime contractor direct with the U.S. government and 61% as a subcontractor, typically as a system provider to the platform provider. In a prime or subcontractor position our contractual terms and conditions and profit levels are relatively consistent.
We derive a significant portion of our revenue from long-term programs and programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A significant percentage of our revenue is derived from programs that are in the production phase.

While the majority of our revenue is derived from the U.S. government, we have a diverse business mix within the U.S. government funding. Currently, no single contract represented more than 10% of our revenues for 2025, 2024, and 2023.
The amount of our revenues attributable to our contracts by contract type during the periods presented were as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Firm-fixed price	$3,205	$2,710	$2,373
Flexibly priced(1)	443	524	453
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
•T&M type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on T&M type contracts include amounts for the cost of direct labor, indirect contract costs and profit.

Backlog
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for products and services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. Our funded backlog as of the dates presented was as follows:

	December 31,
(Dollars in millions)	2025	2024	2023
Funded backlog	$4,643	$4,177	$3,397
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
Research and Development
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related customer contract. R&D costs are expensed as incurred. IR&D costs charged to general and administrative expenses totaled $129 million, $92 million and $82 million in 2025, 2024 and 2023, respectively. The increase in IR&D is focused on accelerating capabilities into the hands of the warfighter in a dynamic threat environment.
Intellectual Property
We believe our intellectual property portfolio is valuable to our operations. We have patents on certain of our technologies and methods, semiconductor devices, rugged computer-related items and electro-optical and infrared focal plane array products, in addition to other technologies and methods. We and our subsidiaries also have certain registered trademarks and copyrights. We also hold certain trade secrets without formal patent filings when we deem it most appropriate to do so, including in order to protect them from disclosure. We also license intellectual property to third parties for certain markets. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trade secret, trademark or copyright.
When we work on U.S. government contracts or use funding of the U.S. government, the U.S. government may have contractual rights to data for our technologies, source code and other developments associated with such government contracts. Records of our data rights are typically maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by the U.S. government, including its ability to allow its use by other U.S. government contractors, is subject to negotiation from time to time between us and the U.S. government. The extent of the U.S. government’s data rights to any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product. While we may retain rights over any technology, product or intellectual property that we develop under U.S. government contracts or using funding of the U.S. government, this requires us to have sufficient contracting leverage and to take timely affirmative measures to preserve our right. In addition, in some cases the U.S. government is empowered to unilaterally use, or allow our competitors to use, patented technologies, subject only to the obligation to pay reasonable compensation.
Human Capital
Our performance depends on the skills, expertise, education and experience of our workforce. As of December 31, 2025, our workforce included approximately 7,300 employees of which approximately 500 (or 7%) were represented by labor unions. We continuously strive to maintain a culture that fosters and rewards growth, agility, problem-solving, innovation and operational excellence. Our engineers work on programs that require advanced technology, such as sensing, electro-optical infrared systems, laser systems, network computing, cyber, communications systems, integration and power propulsion. Some of our employees maintain security clearances which allows us to conduct business activities for our customers’ classified programs.
We are committed to upholding the Company’s core values of integrity; agility; excellence; customer focus; community and respect; and innovation. Our commitment to ethical business practices is outlined in our Code of Ethics & Business Conduct (the “Code”). The Code applies to all employees and establishes our expectations for appropriate business conduct in a variety of scenarios. Our employees receive annual compliance training and must formally confirm their commitment to upholding the standards set forth in our Code and ethics program.
We believe our success depends on attracting, developing, and retaining a highly qualified workforce. To support this, we maintain comprehensive talent acquisition and talent management programs designed to attract and retain employees. We recognize and reward employee performance through market-competitive compensation and by providing a broad suite of benefits that support the physical, emotional and financial well-being of our employees and their families.
Maintaining a safe work environment for our employees is of utmost importance. We have policies, processes, and training in place to comply with health and safety laws and to prevent workplace hazards from occurring. Emphasis is placed on encouraging safe behaviors and creating a culture of continuous improvement to minimize or eliminate workplace incidents and illnesses.
Our strong commitment to employee and leadership development, talent management, and succession planning ensures our workforce is equipped with the critical skills required for today’s work and future opportunities. We invest in developing current leaders and preparing the next generation of leaders to demonstrate behaviors and attributes aligned with our core values, while proactively building bench strength for leadership and other critical roles.
Our mission and core values guide our actions in supporting an engaged and motivated workforce. We continuously strive to deliver programs that promote performance, development, well-being, and health and safety. We also support our local communities, active military members and their families, and veterans through our charitable giving, employer matching and volunteerism programs.
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
We hold an approximately 25% interest in Hoverfly Technologies, Inc. (“Hoverfly”), which designs, develops and manufactures power-tethered unmanned aerial systems and related products.
Seasonality
We do not consider any material portion of our business to be seasonal. However, a significant portion of our revenue, profit and cash flows are generated in the fourth quarter of our fiscal year. Various factors can affect the distribution of our revenues, profits and cash flows between accounting periods, including the U.S. federal government’s budget cycle based on its October 1 to September 30 fiscal year (which can lead to customers making orders in the weeks and days leading up to September 30 to avoid the loss of expiring and unobligated funds), the timing of government awards, the availability of government funding, the timing of costs incurred (including when materials are received), product deliveries and customer acceptance.
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
We (including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulation Supplement, the Export Control Reform Act, including the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, DoW, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated such requirements, we may be subject to: reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
Governance Structure
As a U.S. defense contractor with high level personnel and facility security clearances, DRS, our immediate majority stockholder, US Holding, and our indirect majority stockholder, Leonardo S.p.A,. have entered into an amended and restated proxy agreement with the DoW to mitigate against the potential for undue foreign ownership control and influence (“FOCI”) on the performance of classified programs by implementing various limitations on US Holding’s and Leonardo S.p.A.’s rights as the direct foreign majority stockholder of DRS, respectively. Specifically, US Holding has authorized certain cleared U.S. persons to operate as its proxies and exercise the key prerogatives of stock ownership. The amended and restated proxy agreement requires that DRS have the financial and operational ability to operate as an independent entity under an independent Board of Directors (“Board”), subject to certain limited, enumerated consent rights of the majority stockholder (including material mergers and acquisitions and incurrence of debt). See Part I Item 1A, “Risk Factors—Risks Relating to Our Ownership and Status under the Amended and Restated Proxy Agreement — We operate under an amended and restated proxy agreement with the DoW that regulates significant areas of our governance. If we fail to comply with the amended and restated proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations” in this Annual Report.

At all times subject to the amended and restated proxy agreement, on November 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and on June 18, 2025, a cooperation agreement (the “Cooperation Agreement”) with Leonardo S.p.A and US Holding. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliated entities with customary demand, shelf and piggy-back registration rights to facilitate a public offering of the Company Common Stock held by US Holding. Under the Cooperation Agreement, among other things, (a) Leonardo S.p.A. has certain consent, access and cooperation rights, and (b) US Holding has certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor.
Our Indirect Majority Stockholder
Leonardo S.p.A., a global high-technology company, is a leading global Aerospace, Defense and Security company and one of Italy’s main industrial companies. Organized into five business Sectors, Leonardo S.p.A. has a significant industrial presence in Italy, the United Kingdom, Germany, Poland, Switzerland and the USA, where it operates through subsidiaries, joint ventures and associates, including GIE ATR, MBDA, Telespazio, Thales Alenia Space, and Hensoldt AG. Leonardo S.p.A. competes internationally by leveraging its areas of technological and product leadership (Helicopters, Defense Electronics & Security, Cyber & Security Solutions, Aeronautics and Space). Listed on the Milan Stock Exchange (under the trading symbol “LDO”), in 2024 Leonardo S.p.A. recorded consolidated revenues of €17.8 billion and invested €2.5 billion in R&D. The group has been part of the Dow Jones Sustainability Index (“DJSI”) since 2010 and was again named as sustainability global leader in the Aerospace & Defense sector of DJSI in 2024.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Our website is https://www.leonardodrs.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K that we file with or furnish to the SEC, as well as amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, as well as other information contained in this Annual Report, including the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business. The risks described below are not the only ones facing us, and are not necessarily presented in the order of importance. The list of summary risk factors below should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. In any such case, the trading price of our common stock could decline. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks and uncertainties described below.
Summary Risk Factors
•We depend on U.S. defense spending for the vast majority of our revenues. Disruptions, including from government shutdowns, or deteriorations in our relationships with the relevant agencies of the U.S.

government could have a material adverse impact on our business, financial condition and results of operations.
•Significant delays, including from government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and T&M type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
•We are subject to the U.S. government’s requirements, including the DoW’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.
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
•We may be susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties.
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
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster, severe weather or other significant disruption.
•We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our results of operations.
•We operate under an amended and restated proxy agreement with the DoW that regulates significant areas of our governance. If we fail to comply with the amended and restated proxy agreement our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
•CFIUS may modify, delay or prevent our future acquisition or investment activities.

•Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage mergers and acquisitions or change of control transactions.
•There can be no assurance that we will continue to pay or increase our dividend or to repurchase shares of our common stock. Additionally, there can be no assurance that we will not accelerate our dividend or repurchases of our common stock.
Risks Relating to Our Business
We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoW and a broad range of programs with all branches of the U.S. military. Revenues derived directly or indirectly from contracts with the U.S. government represented approximately 80%, 79% and 80% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 36% and 36%, respectively, of our total revenues for the year ended December 31, 2025. Because our customer base is concentrated within the U.S. defense industry, any disruption or deterioration in our relationship with the U.S. government and its prime contractors, or any change in the U.S. government’s willingness to commit substantial resources to the continued purchase of our products, could significantly reduce our revenues and have a material adverse impact on our business, financial condition and results of operations.
Significant delays, including from government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.
The availability of U.S. government funding for significant programs in which we participate may be impacted by a number of factors beyond our control including full or partial government shutdowns, the overall federal budget, changes in spending priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on starting new programs) and the permissible level of federal debt. These factors may also delay or adversely impact purchasing or payment decisions by our customers. In the event government funding for significant programs in which we participate becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. U.S. government priorities and spending levels have fluctuated and may continue to fluctuate over time. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities whether due to changes in defense spending levels, the threat environment, procurement strategy, the evolution of warfare, military strategy and planning and/or changes in social, economic or political priorities. As the DoW budget represents the largest part of the federal discretionary budget, it is possible that the various legislative actions might exert downward pressure on defense spending, as well as other non-defense discretionary outlays. The U.S. government may also delay, modify or cancel ongoing competitive bidding processes, procurements and programs, as well as change its acquisition strategy. A significant shift in government priorities, programs or acquisition strategies could have a material adverse impact on our business, financial condition and results of operations.
Considerable uncertainty exists regarding future budget and program decisions, including U.S. defense spending priorities, what challenges budget reductions will present for the defense industry, whether annual appropriations bills for all agencies will be enacted for U.S. government FY2027 and thereafter, and how the current administration will approach those decisions through the budgeting process. While the FY2026 DoW budget was approved, there remains uncertainty with regard to the U.S.

government’s spending priorities, including whether and to what extent the DoW’s budget may change, and, if it does, to what extent our business, financial condition and results of operations may be affected. Additionally, the U.S. government’s budget deficit and the national debt could also significantly affect government budgeting priorities and could have an adverse impact on our business, financial condition and results of operations in a number of ways, including the following:
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
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and T&M type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation.
We generate revenue through various fixed-price, cost-plus and T&M type contracts. For a general description of our U.S. government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
For the years ended December 31, 2025, 2024, and 2023, approximately 88%, 84% and 84%, respectively, of our revenue was derived from fixed-price contracts. We assume financial risk on fixed-price contracts due to the risk of potential cost overruns, particularly for firm-fixed price contracts in which we assume all of the cost burden. Our failure to anticipate or address risks or technical problems, estimate costs accurately or control costs during performance will reduce our profit or cause a loss on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, engineering or development challenges, fluctuations in raw materials prices, higher than expected inflation, increased labor costs, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay actual or liquidated damages or suffer significant losses if the customer terminates our contract. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. For further information, see “—Risks Relating to Our Business—We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.” Our results of operations depend on our ability to maximize our earnings from our contracts. Cost overruns could have a material adverse impact on our business, financial condition and results of operations.

We are subject to the U.S. government’s requirements, including the DoW’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.
We require a facility security clearance to perform on classified contracts for the DoW and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including, among others, the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts. The Defense Counterintelligence and Security Agency (the “DCSA”) manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the lifecycle of a respective facility clearance.
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
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, owns the entire share capital of US Holding which, in turn, owns approximately 71% of the voting power of our outstanding common stock. As a result, we are deemed to be under FOCI. Furthermore, the Italian state beneficially owns approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.). In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement, which we have done by entering into an amended and restated proxy agreement, with the DoW. The terms of any new proxy agreement or other mitigation agreements could impose heightened or new restrictions, which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis. For additional information on the terms and requirements of the amended and restated proxy agreement, see “—Risks Relating to Our Ownership and Status under the Amended and Restated Proxy Agreement—We operate under an amended and restated proxy agreement with the DoW that regulates significant areas of our governance. If we fail to comply with the amended and restated proxy agreement, our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.”
While we currently mitigate FOCI under the amended and restated proxy agreement, the DoW reserves the right to terminate such proxy agreement or impose such additional security safeguards as it believes necessary in order to prevent unauthorized access to classified and controlled unclassified information and any U.S. government agency may deny or revoke our access to classified and controlled unclassified information under its jurisdiction if it considers it necessary to protect national security. Failure to maintain an agreement with the DoW regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of our facility security clearances, which in turn would mean that we would not be able to perform under current or enter into future contracts with the U.S. government requiring facility security clearances.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoW and a broad range of programs with each of the service branches. Revenues derived directly or indirectly from contracts with the U.S. government were approximately 80%, 79% and 80% for the years ended December 31, 2025, 2024, and 2023, respectively. If we fail to maintain an agreement with the DoW regarding the appropriate FOCI mitigation arrangement or otherwise fail to comply with the NISPOM, this could have a material adverse impact on our business, financial condition and results of operations. For further information, see “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions or deteriorations in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.”
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
Furthermore, the President issued an Executive Order in January 2025, which requires, in relevant part, that every Federal contract or grant award include a clause that requires the contractor or grant recipient to (1) agree that its compliance with all applicable federal anti-discrimination laws is material to the government’s payment decisions on such contract or grant for purposes of the False Claims Act, and (2) certify that it does not operate any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. The Executive Order increases our compliance risk through an increased risk of civil False Claims Act liability, if our current practices are deemed to violate the federal anti-discrimination laws.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies.
We depend on U.S. government contracts, which are heavily regulated and subject to audit by the U.S. government and its agencies, such as the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency, the DoW Inspector General, and others. These agencies review performance on government contracts, direct and indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review compliance with government standards for our business systems and the adequacy of our internal control systems and policies. Negative findings related to our business and accounting systems and financial controls and capability could result in our ineligibility for future cost-plus contracts. Costs ultimately disallowed or found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. We record contract revenue based on costs on which we expect to be paid after any final audit. However, we do not know the outcome of any future audits and adjustments in advance, and we may be required to reduce our revenue or profits materially upon completion and final negotiation of audits. As a result of certain cost reduction initiatives across our industry, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. For example, the thresholds for certain allowable costs in the U.S., including compensation costs, have been significantly reduced and the allowability of other types of costs are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the Company.
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
We (including our subcontractors and others with whom we do business) are also subject to, and expected to perform in compliance with, a vast array of federal, state, local and international laws, regulations and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Anti-Kickback Act, the Arms Export Control Act, including the ITAR, the Communications Act, the Defense Federal Acquisition Regulations, the EAR (which includes anti-boycott provisions), the False Claims Act, the Federal Acquisition Regulation, the FCPA, the Lobbying Disclosure Act, the Procurement Integrity Act, the Truthful Cost or Pricing Data Act, the Foreign Trade Regulations, the Foreign Investment Risk Review Modernization Act, the International Emergency Economic Powers Act, the Trading with the Enemy Act, and Executive Orders and regulations, administered by the U.S. Department of the Treasury, DoW, Office of Foreign Assets Control, as well as rules and regulations administered by the U.S. Customs and Border Protection and the Bureau of Alcohol, Tobacco, Firearms and Explosives. While we have implemented compliance programs that are intended to avoid violations of these laws, regulations and requirements, given the nature of our operations and the constant evolution of applicable laws, regulations and requirements, we may not be able to prevent future violations. If we are found to have violated such laws, regulations or requirements, we may be subject to: reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
Considerable uncertainty exists regarding future legislation and regulations as the current administration has issued changing guidance on a wide array of topics. Future legislation and regulations may increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that organizational conflicts of interest laws, regulations and rules limit our ability to successfully compete for new contracts or task orders with the U.S. government and/or commercial entities, or require us to exit certain existing contracts or wind down certain existing contracts, either because of organizational conflicts of interest issues arising from our business or because companies with which we are affiliated, including Leonardo S.p.A. and its subsidiaries (including US Holding), or with which we otherwise conduct business create organizational conflicts of interest issues for us, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth as well as other changes to its procurement practices.
Our industry has experienced, and we expect will continue to experience, significant changes to business practices globally as a result of an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. Any initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so. For example, in connection with these cost reduction initiatives the U.S. government is pursuing alternatives to shift additional responsibility and performance risks to the contractor. Changes in procurement practices favoring incentive-based fee arrangements, different award criteria, non-traditional contract provisions and government contract negotiation offers also may affect our results of operations and predictability. The U.S. government has been pursuing and may continue to pursue these and other policies that could negatively impact our profitability and adversely impact our business, financial condition and results of operations.
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
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the revenue value of orders for products and services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog represents the revenue value of firm orders for products and services under existing contracts for which funding has not yet been appropriated less funding previously recognized on these contracts. We evaluate bookings which we define as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government. As of December 31, 2025, our total remaining contract value was approximately $8,448 million with bookings for the year of $4,245 million. We historically have not realized all of the revenue included in our total contract value or bookings, and we may not realize all of the revenue included in our total contract value or bookings in the future. There is a higher degree of risk in this regard with respect to unfunded backlog. In addition, there can be no assurance that our total bookings will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in total contract value and bookings are subject to various contingencies, including Congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in total estimated contract value and bookings may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available. Our failure to replace canceled or reduced bookings could have a material adverse impact on our business, financial condition and results of operations.

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
We cannot predict future capital needs, the sufficiency of our current financing or our ability to obtain additional financing if needed, on terms acceptable to us, if at all.
Our operations are capital intensive, and we rely heavily on financing, including working capital financing, such as factoring and supply chain financing. We may also enter into other types of financings in the future, including bank and bond financing. Although we believe that our available cash resources, together with our access to credit facilities, as described in Note 12: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations, are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements, we might in the future need to raise additional funds to, among other things:
•fund our operations;
•support expansion of capacity;
•address fluctuations in cash flow (including negative cash flow periods);
•support more rapid growth of our business;
•develop new or enhanced products and solutions;
•respond to competitive pressures; and

•acquire companies or technologies.
We cannot guarantee that we will continue to be able to extend existing working capital financing on commercially reasonable terms or at all and we might be unable to obtain additional financing, if needed, on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. We may be required to obtain the consent of US Holding in order to obtain financing and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Ownership and Status under the Amended and Restated Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their majority ownership in us may discourage change of control transactions.” The existing debt obligations of Leonardo S.p.A., which contain restrictions applicable to subsidiaries of Leonardo S.p.A., including us, may also negatively impact our ability to obtain additional financing on terms acceptable to us, if at all. In addition, any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. These limitations could have a material adverse impact on our business, financial condition and results of operations.
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
As a public reporting company, we are required to maintain an effective system of internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any such failure could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Any assessment by management that there are weaknesses in our internal control over financial reporting may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the internal controls over financial reporting (including those weaknesses identified in periodic reports), or disclosure of management’s assessment of the internal controls over financial reporting may have an adverse impact on the price of our common stock.
The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have an adverse impact on our business, financial condition and results of operations.
Our financing arrangements, including our senior unsecured credit agreement, contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness.
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
Some of our variable rate indebtedness uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the rate. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our anticipated indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our anticipated indebtedness on or before maturity. We may not be able to refinance any of our anticipated debt on commercially reasonable terms, or at all.
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
Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to provide solutions that integrate capabilities and resources. AI technologies have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner.
Many of our larger competitors have significantly greater financial resources than we do and have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, including as a result of substantial industry consolidation, which increased the market share of certain of our competitors and enabled them to take advantage of economies of scale and develop new technologies. These larger competitors may also benefit from supply chain leverage and pricing flexibility, including, in some cases, the ability to price contracts at a loss, due to their size. Larger competitors, for example, may decide to pursue contracts typically won by mid-tier contractors, such as us. A number of these competitors are also our suppliers and customers. Additionally, some customers, including the DoW, are increasingly purchasing “off the shelf” components from commercial suppliers in lieu of using traditional defense contractors to design and manufacture such items.
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
Preferences or set-asides for small or small disadvantaged businesses could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as small or small disadvantaged businesses. We would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
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
We may be susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties.
We store sensitive data, including information relating to national security and other sensitive government functions, intellectual property and technology, proprietary business information, and confidential employee information such as personally identifiable or protected health information on our servers and databases. We are subject to laws and rules issued by U.S. and non-U.S. governments and agencies concerning safeguarding and maintaining information confidentiality including extensive and evolving cyber requirements of the DoW. We face the risk of a security breach with respect to that data, whether through cyber-attack, cyber-intrusion or insider threat via the Internet, malware, e-mail attachments, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security and other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. As is the case with many other companies, we have experienced cybersecurity incidents in the past, including denial-of-service attacks, ransomware, and attacks from suspected nation state actors. Our efforts and measures have not been effective in the case of every incident, but no incident has had a material negative impact on us to date. In addition, the rapid evolution and increased adoption of AI or machine learning technologies may intensify our cybersecurity risks. Sensitive data saved on networks, systems and facilities therefore remain vulnerable because of the risk that cybersecurity incidents, including, but not limited to, attempts to gain unauthorized access to data; potential security breaches, particularly cyber-attacks and cyber-intrusions; or disruptions, will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. In some cases these attempts are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cybersecurity incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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

Additionally, a failure to comply with the National Institute of Standards and Technology Special Publication 800-171 or other DoW cybersecurity requirements including the Cybersecurity Material Model Certificate (“CMMC”), whether or not resulting in a security breach or disruption, could restrict our ability to bid for, be awarded and perform on DoW contracts. DoW requirements to comply with the CMMC now and in the future, and any obligations that may be imposed on us under the CMMC that may be different from or in addition to those otherwise required by applicable laws and regulations, may cause additional expense for compliance.
We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors, partners in teaming arrangements or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as our company, may increase the likelihood that they are targeted by the same cyber threats, including from foreign governments. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third-party’s employee or agent, the breakdown of a third-party’s data protection processes, which may not be as sophisticated as ours, or a cyber-attack on a third-party’s information network or systems.
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
The markets in which we compete are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. This includes efforts to provide solutions that integrate AI technologies, including AI-optimized open architecture software that have rapidly developed and are continuously evolving, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. Additionally, our ability to develop other new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results of operations. We will continue to make substantial capital expenditures and incur significant R&D costs aimed at improving our manufacturing capability, reducing costs, and developing and introducing new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.
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
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and results of operations include premature failure of products that cannot be accessed for repair or replacement, failure to perform in anticipated or unanticipated battlefield conditions, unintended explosions or similar events, problems with design, quality and workmanship, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and results of operations could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations. See also “—Risks Relating to Our Business—Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-materials type contracts. In particular, fixed-price contracts subject us to the risk of loss in the event of cost overruns or higher than anticipated inflation” and “—Risks Relating to Our Business—We use estimates in pricing and accounting for many of our programs, and changes in our estimates could adversely impact our business, financial condition and results of operations.”
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
Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. Our efforts, however, to protect our intellectual property and proprietary rights may not be sufficient. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from and be more limited than the protection provided in the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be issued, and/or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. Further, in some cases the U.S. government is unilaterally empowered to use, or allow our competitors to use, patented technology, subject only to the obligation to pay reasonable compensation.
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
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, agency audits, enforcement actions, subpoenas, litigation and other legal proceedings, particularly those involving government authorities. From time to time, we are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, the use of hazardous materials, personal injury claims, environmental matters, stockholder-derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, accidents, employee benefits and plans, including plan administration, and improper payments, as well as matters relating to our acquisition of assets or companies and other matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or any other matters will be favorable to us. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. Although we believe that we have meritorious defenses to the claims made in the litigation matters in which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these investigations, claims, disputes, enforcement actions, litigation and other legal proceedings could have an adverse impact on our business, financial condition and results of operations. From time to time, the Company may deem it appropriate to take legal action (or threaten to take such action) against a customer, supplier, former employee, subcontractor or other industry participant to protect its contractual and other legal rights. The outcome of such litigation is inherently uncertain, often costly and could adversely impact the Company’s commercial relationships and reputation.
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
For the years ended December 31, 2025, 2024, and 2023, approximately 8%, 13% and 10%, respectively, of our revenue was derived from sales to customers located in foreign countries and foreign governments. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. International business (including our participation in joint ventures and other joint business arrangements) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.

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
As part of our strategy to tap into emerging markets and expand our global footprint, we may localize our business operations in several new territories. While this expansion presents growth opportunities, it also exposes us to various risks inherent in unfamiliar markets, including: compliance and regulatory risk; cultural and language differences; operational challenges; economic and political instability; foreign currency exchange risk; risk of intellectual property infringement; market competition and consumer preferences; as well as talent acquisition and integration risk. The expansion into new territories requires substantial management attention and financial resources, and any setbacks encountered in these new markets could delay or impede our growth strategy. If we are not able to successfully manage the risks of international expansion, or our investments in these regions do not yield expected returns, our business, financial condition, and operating results may be adversely affected.
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
Separately, the Executive Order issued on January 7, 2026, relating to executive salaries and incentive compensation metrics applicable for defense contractors could adversely impact our ability to attract or retain executive officers.
Our business could be harmed in the event of difficulties with our unionized workforce, including the effects of a prolonged work stoppage.
As of December 31, 2025, approximately 500 (or 7%) of our employees were covered by collective bargaining agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. If we experience difficulties with renewals and negotiations of existing collective agreements or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages, slow-downs or other labor-related disruptions. Any such expenses or delays could adversely affect our programs served by employees who are covered by such agreements or representation.
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
We have unfunded obligations under our pension, postretirement and supplemental retirement plans, see Note 13: Pension and Other Postretirement Benefits to the Consolidated Financial Statements. The process of determining the funded status of these plans and our pension plan expense or income involves judgment, particularly with respect to our long-term return on pension assets and discount rate assumptions. If our discount rate assumption or long-term return on assets (“ROA”) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would be impacted.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our business, financial condition and results of operations.
As of December 31, 2025 and 2024, we had goodwill and intangible assets, net, of $1,350 million and $1,370 million, respectively, which represented 30% and 33%, respectively, of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on our results of operations and financial condition.
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
Finally, we may be required to obtain various government approvals and/or the consent of US Holding in order to pursue certain material transactions and there is no guarantee that their consent will be granted. See “—Risks Relating to Our Ownership and Status under the Amended and Restated

Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.”
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
Changes in the U.S. government and other nations’ administration and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business may be impacted by foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for and our ability to sell our products and services, cause disruptions or cost increases to our supply chain, and ultimately adversely affect our business. Ongoing instability and current conflicts in global markets, including in Central America, Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the conflict in Ukraine, new or increased tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries) or sanctions and potential trade wars have created and continue to create economic and political uncertainties and impacts that could have a material adverse impact on our business, financial condition and results of operations. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. Such instability and any resulting changes in laws, regulations or security risks may dramatically affect our ability to conduct or continue to conduct business in the impacted international markets. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our credit facilities or in the debt capital markets, future issuances of common stock or other equity securities or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages to increase in cost, or in some cases, to be unavailable altogether.
Risks Relating to Our Ownership and Status under the Amended and Restated Proxy Agreement
We operate under an amended and restated proxy agreement with the DoW that regulates significant areas of our governance. If we fail to comply with the amended and restated proxy agreement, our classified U.S. government contracts could be terminated, which could have a material adverse impact on our business, financial condition and results of operations.
Leonardo S.p.A., an Italian company listed on the Milan Stock Exchange, ultimately owns the entire share capital of our immediate majority stockholder US Holding which, in turn owns approximately 71% our outstanding common stock. As a result, we are deemed to be controlled by a foreign company and to be under FOCI, as defined in the NISPOM, which establishes procedures and requirements for government contractors, such as our company, with regard to classified information. See “—Risks Relating to Our Business—We are subject to the U.S. government’s requirements, including the DoW’s National Industrial Security Program Operating Manual, for our facility security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. government.” Furthermore, the combination of the Italian state beneficially owning approximately 30.2% of Leonardo S.p.A.’s voting power (through its ownership of approximately 30.2% of the outstanding ordinary shares of Leonardo S.p.A.), and the governance of Leonardo S.p.A. itself, has led DRS to be deemed to be controlled by a foreign government by certain U.S. regulatory authorities. In order to be permitted to maintain our security clearances and our access to classified data and to perform or bid on classified programs, we are required to mitigate FOCI through a proxy agreement. We have therefore entered into an amended and restated proxy agreement with the DoW. Among other things, the amended and restated proxy agreement:
•provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance;
•provides that the proxy holders are appointed by our immediate majority stockholder US Holding (in consultation with Leonardo S.p.A.), but the appointment is subject to approval of the DCSA, an agency of the DoW, and that the proxy holders must be members of our Board;
•restricts our ability to share facilities and personnel with and receive certain services from Leonardo S.p.A. or its other subsidiaries;
•requires us to maintain a government security committee of our Board; and
•regulates meetings, visits and communications that are not deemed to be routine business visits between us and Leonardo S.p.A. or its other subsidiaries (including US Holding).
We are currently operating under an amended and restated proxy agreement, which expires in March 2030. The terms of any new proxy agreement or other mitigation requirements could impose heightened or new restrictions which could further impact our business operations. Proxy agreements, including ours, typically have limited duration and need to be renewed on a regular basis.
Compliance with the amended and restated proxy agreement requires a significant commitment of resources and management and Board oversight, and the DoW may impose additional security safeguards that it believes necessary to adequately safeguard classified and controlled unclassified information, which could make it more difficult for us to comply with such proxy agreement or adversely impact the manner in which we operate our business. Under the amended and restated proxy agreement, we are required to prepare and submit an annual implementation and compliance report to the DCSA including detailed information with respect to the manner in which we comply with such proxy agreement including with respect to classified information, any acts of noncompliance and other matters specified by DCSA. We are subject to regular audits of our FOCI compliance and have at times been found to not have strictly complied with our proxy agreement or relevant security requirements but have not to date been sanctioned for any such noncompliance. Additionally, the restrictions imposed by the amended and restated proxy agreement on our communications and ability to share facilities, personnel and services with Leonardo S.p.A. or its other subsidiaries mean that we cannot benefit from the full range of synergies and cost savings typically enjoyed by a majority-owned subsidiary.
In the event of a material breach of the amended and restated proxy agreement or the failure of the DoW to renew the current proxy agreement upon its expiration, the DoW may (i) novate our classified contracts to a company not under FOCI at our expense, (ii) terminate our classified contracts and deny us new classified contracts, (iii) revoke our facility security clearance and/or (iv) suspend or debar us from participation in all U.S. government contracts.
We depend on revenues from contracts and subcontracts with the U.S. government, including defense-related programs with the DoW and a broad range of programs with the U.S. Navy and U.S. Army. See “—Risks Relating to Our Business—We depend on U.S. defense spending for the vast majority of our revenues. Disruptions, including from government shutdowns, or deterioration in our relationships with the relevant agencies of the U.S. government could have a material adverse impact on our business, financial condition and results of operations.” Therefore, if we fail to comply with the terms of the amended and restated proxy agreement and the DoW imposes any of the above remedies, this could have a material adverse impact on our business, financial condition and results of operations. See “—Risks Relating to Our Ownership and Status under the Amended and Restated Proxy Agreement—Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage change of control transactions.
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
Because we are deemed to be controlled by a foreign company, we are required to mitigate FOCI through our amended and restated proxy agreement.
Our indirect majority stockholder, Leonardo S.p.A., may have interests that are different from, or conflict with, those of our other stockholders, and their significant ownership in us may discourage mergers and acquisitions or change of control transactions.
The amended and restated proxy agreement provides that the shares of our common stock owned directly by US Holding and indirectly by Leonardo S.p.A. are voted through proxy holders, who must be independent from current and prior affiliation with Leonardo S.p.A. and its subsidiaries (including US Holding and us) (subject to limited exceptions) and must maintain adequate security clearance. The proxy holders have the right to vote US Holding’s shares of our common stock in the same manner and to the same extent as if they were the absolute owners of such shares in their own right. In exercising their power as proxy holders, the proxy holders are directed to act to protect the legitimate economic interests of our stockholders and in a manner consistent with their fiduciary duties, but they are not generally required to follow instructions of Leonardo S.p.A., US Holding or us.
The amended and restated proxy agreement provides that the proxy holders may vote for or consent to in, their sole and absolute discretion, without consultation with US Holding or Leonardo S.p.A., the election of additional directors who are not proxy holders (and who are selected from candidates proposed by US Holding after reasonable consultation with our nominating and corporate governance committee, and subject to DCSA’s approval in certain circumstances), any changes or amendments to our certificate of incorporation or bylaws, the sale or disposal of our property, assets or business, our incurrence of debt or any pledge, mortgage or encumbrance of any of our assets, or any other matter affecting us, other than as described below.
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
On November 28, 2022, the Company entered into the Registration Rights Agreement and on June 18, 2025, the Amended and Restated Cooperation Agreement with Leonardo S.p.A and US Holding, which are both subject to the amended and restated proxy agreement. The Registration Rights Agreement, among other things, provides Leonardo S.p.A. and its affiliates with customary demand, shelf and piggy-back registration rights to facilitate a public offering of our common stock held by US Holding. The Registration Rights Agreement was exercised in November 2023 and may be exercised in the future. The requirements of the Registration Rights Agreement may burden management attention and resources. The Amended and Restated Cooperation Agreement, among other things, provides (a) Leonardo S.p.A. with certain consent, access and cooperation rights, (b) US Holding with certain consent rights with respect to actions taken by the Company and its subsidiaries, including with respect to the creation or issuance of any new classes or series of stock (subject to customary exceptions), listing or delisting from any securities exchange, and making material changes to the Company’s accounting policies and changing the Company’s auditor, and (c) neither US Holding nor Leonardo S.p.A. with the ability to transfer any Company voting securities for a period of six months following the merger with RADA Electronic Industries Ltd., except in connection with a change in control of the Company or for transfers to affiliates.
Conflicts of interest may arise between our majority stockholder and us. Affiliates of our majority stockholder engage in transactions with us. Further, Leonardo S.p.A. and its affiliates may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, Leonardo S.p.A. or its affiliates could pursue business interests that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to Leonardo S.p.A., and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our third amended and restated certificate of incorporation, neither Leonardo S.p.A. nor US Holding have an obligation to offer us corporate opportunities.
As a result of these relationships the interests of our indirect majority stockholder, Leonardo S.p.A., may not coincide with our interests or the interests of the other holders of our common stock. So long as Leonardo S.p.A. continues to indirectly control a significant amount of the outstanding shares of our common stock, Leonardo S.p.A. and the proxy holders will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This influence, including the requirement in our amended and restated proxy agreement for approval by the proxy holders and our majority stockholder of mergers and consolidations, may also discourage change of control transactions. Changes in the leadership at our indirect majority stockholder could create uncertainty and potentially exacerbate these risks.
Our third amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A.
Our third amended and restated certificate of incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to Leonardo S.p.A., or its officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, with the exception of the proxy holders, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of Leonardo S.p.A. or its agents, stockholders, members, partners, affiliates or subsidiaries, with the exception of the proxy holders, will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries. To the fullest extent permitted by law, by becoming a stockholder in our company, stockholders will be deemed to have notice of and consented to this provision of our third amended and restated certificate of incorporation. This will allow Leonardo S.p.A. and its affiliates to compete with us. Strong competition for investment opportunities could result in fewer such opportunities for us. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse impact on our business, financial condition and results of operations.
We are obligated to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business, and to rely on provision of certain services from Leonardo S.p.A., which we may be unable to replicate should the need arise.
Although we operate largely independently from Leonardo S.p.A. and the amended and restated proxy agreement contains limitations on services that we may provide to and receive from Leonardo S.p.A. and its affiliates, we have historically provided, and expect to continue to provide, certain services to Leonardo S.p.A. and its affiliates to support its U.S. operations (aside from us) and have historically received and expect to continue to receive certain services from Leonardo S.p.A., including services related to group training support, subject in all cases to the amended and restated proxy agreement. We continue to provide or procure certain services to or from Leonardo S.p.A. and its affiliates and Leonardo S.p.A. and its affiliates continue to provide or procure certain services to or from us pursuant to the tax allocation agreement and existing Affiliated Operations Plan (“AOP”) services agreements which continue pursuant to the terms of such contracts. The tax allocation agreement will remain in effect until terminated upon the written agreement of the parties.
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
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to pay or increase our dividend or to repurchase shares of our common stock. Additionally, there can be no assurance that we will not accelerate our dividend or repurchases of our common stock.
Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Additionally, the declaration of a cash dividend payment is contingent upon consent by our indirect majority stockholder. The timing and amount of share repurchases under Board approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law and the applicability of presidential executive orders.
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
Cybersecurity Risk Management and Strategy
Our Cybersecurity Program
As described below, we have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats, which are integrated into our overall risk management program and governance structure. Our Cybersecurity Program includes the following four core components: Cyber Operations; Cyber and Information Technology Governance and Compliance; Classified Information Systems; and Cyber/Supplier Risk Management.
•The Cyber Operations team is responsible for maintaining prevention, detection, and response capabilities in a defense-in-depth infrastructure. The prevention, detection, and response capabilities leverage various tools and services. However, this does not mean that we will meet, or maintain, any particular technical standard, specification, framework, or requirement in the future. The Cyber Operations team is engaged to provide timely incident response and works to minimize adverse impacts to our operations.
•The Cyber and Information Technology Governance and Compliance team works to align the Company’s cyber approach to frameworks such as NIST 800-171, CMMC, and other information technology general controls. The Cyber and Information Technology Governance team develops Company policies designed to reduce, manage, and mitigate cyber risks.
•The Classified Information Systems team maintains the Company’s classified information systems and works closely with the Company’s Industrial Security team to help the Company meet the requirements laid out by the DoW for classified systems.
•The Cyber/Supplier Risk Management team collaborates with the Company’s supply chain function to identify and work with critical suppliers to reduce cyber risk and minimize or eliminate collateral impacts.
As a defense contractor, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoW. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoW requirements, instructions and guidance.
We also participate and support multiple threat-sharing communities including the National Defense Information Sharing and Assessment Center, the defense industrial base Cybersecurity Program, and the National Defense Cyber Alliance. Participating in these communities allows us to collaborate with our Defense Industrial Base sector peers, government agencies, information sharing and analysis centers, and cybersecurity associations. The Cybersecurity Program staff also maintains contact with the Federal Bureau of Investigation for sharing of threat information.
Third parties play a key role in support of our Cybersecurity Program. The Chief Information Security Officer coordinates third-party assessments with the Company’s internal audit team. Third parties are regularly engaged to assess our security controls and incident response capabilities. We invest in tools to assess our external vulnerabilities and perform penetration testing regularly.
Third-party assessment findings are logged in our internal audit system and tracked until mitigated and/or remediated. These assessments are documented and reviewed with the Company’s Chief Executive Officer, Chief Operating Officer, Chief Information Officer, General Counsel, as well as the Government Security Committee (“GSC”) of the Board. Both the internal audit team and the Chief Information Security Officer are responsible for reporting any material assessment findings to their respective Board committees.
We also maintain third-party management processes to identify and manage the cybersecurity risks associated with third-party service providers.
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
The Cybersecurity Program is organized under our Chief Information Security Officer. The current Chief Information Security Officer has extensive information technology and program management experience and has served for over a decade in our corporate information security organization. He has a Masters in cybersecurity from Valparaiso University. Additionally, he has both Certified Information Systems Security Professional-Information Systems Security Management Professional (“CISSP-ISSMP”) and Certified Information Systems Auditor (“CISA”) certifications, and is also a recognized Information Technology Infrastructure Library (“ITIL”) expert. The Chief Information Security Officer reports to the Executive Vice President, General Counsel & Secretary with oversight by the Board. Over the course of the last decade, our management team has gained extensive experience investing in, providing oversight of, and setting the strategy for our Cybersecurity Program.
As of the date of this Annual Report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant program delays and reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We may be susceptible to a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, and to other significant disruptions of our IT networks and related systems, or those of our customers, suppliers, vendors, subcontractors, partners, or other third parties” in this Annual Report.
ITEM 2. PROPERTIES
We are headquartered in Arlington, Virginia. Our principal executive offices are leased under a lease agreement expiring March 31, 2029, with an option to extend for three years thereafter. We also lease or own space in 17 other states and the District of Columbia in the United States, two cities in Canada and three cities in Israel. We own properties in three states in the United States and in one city in Canada. Two of our sites, one in Goose Creek, South Carolina and one in Israel, each contain a land lease and a building which is owned. The owned building in South Carolina is situated on land leased from a landlord for a period of 25 years ending in 2050 and the owned building in Israel is situated on land leased from the Israeli Land Authority for a period of 49 years ending in 2034. We believe that our facilities are adequate for our intended use and sufficient for our immediate needs, including to meet any security certification requirements or requirements for locating facilities in certain locations. It is not certain whether we will negotiate new leases as existing leases expire or whether we will be able to negotiate new leases without substantial cost. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. The table below provides additional information about our significant leased and owned facilities and properties:

Location	Activities	Operating Segment	Approximate Square Footage	Owned / Leased
1 McDaniel Street, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	447,067	Owned
Good Hope Rd., Menomonee Falls, WI	Manufacturing, Engineering, Warehouse	Integrated Mission Systems	372,856	Leased
100 North Babcock Street, Melbourne, FL	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	336,287	Leased
6060 Highway, High Ridge, MO	Manufacturing, Engineering, Office	Integrated Mission Systems	183,600	Owned
4201 Innovation Way, Bridgeton, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	171,500	Leased
2014 Bushy Park Road, Goose Creek, SC	Manufacturing, Warehouse, Office	Integrated Mission Systems	146,158	Land leased, building owned
7200 Redstone Gateway, Huntsville, AL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	131,498	Leased
246 Airport Road, Johnstown, PA	Manufacturing, Engineering, Warehouse, Office	Advanced Sensing and Computing	129,716	Leased
401 Flint Drive, Menomonee Falls, WI	Engineering, Office	Integrated Mission Systems	118,620	Leased
166 Boulder Drive, Building #2, Fitchburg, MA	Manufacturing, Warehouse	Integrated Mission Systems	116,420	Leased
10600 Valley View Street, Cypress, CA	Engineering, Office	Advanced Sensing and Computing	91,506	Leased
13532 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	89,982	Leased
4910 Executive Court South, Frederick, MD	Manufacturing, Engineering, Office	Advanced Sensing and Computing	88,146	Leased
16465 Via Esprillo, San Diego, CA	Manufacturing, Engineering, Office	Advanced Sensing and Computing	84,277	Leased
6200 118th Avenue North, Largo, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	75,968	Owned

21 South Street, Danbury, CT	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	74,300	Owned
1200 Sherman Street, Dallas, TX	Engineering, Office	Advanced Sensing and Computing	73,646	Leased
645 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	72,761	Owned
1240 Seesetown Rd., Sidman, PA	Distribution, Warehouse	Advanced Sensing and Computing	72,450	Leased
7700 US Highway 1, Titusville, FL	Warehouse	Advanced Sensing and Computing	63,309	Leased
640 Lovejoy, Ft. Walton Beach, FL	Engineering, Office	Advanced Sensing and Computing	60,465	Owned
2750 Blue Water Road, Eagan, MN	Engineering, Lab, Office	Advanced Sensing and Computing	48,563	Leased
13544 N Central Expressway, Dallas, TX	Manufacturing, Engineering, Office	Advanced Sensing and Computing	48,374	Leased
2601 Mission Point Blvd, Beavercreek, OH	Engineering, Office	Advanced Sensing and Computing	47,586	Leased
2345 Crystal Dr., Arlington, VA	Office	Corporate	46,184	Leased
20511 Seneca Meadows Parkway, Germantown, MD	Engineering, Office	Advanced Sensing and Computing	42,476	Leased
150 Bluewater Road, Bedford, NS, Canada	Manufacturing, Engineering, Office	Advanced Sensing and Computing	41,750	Owned
Block 7962 Plot 14 Floor 1 Buildings 224-235, 237, 238, Netanya, Israel	Engineering, Office	Advanced Sensing and Computing	40,238	Leased
11 Durant Ave, Bethel, Ct	Distribution Warehouse	Integrated Mission Systems	37,840	Leased
Block 22884 Plot 982 3 Ha’Sadna Street, Beit She’an, Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	37,670	Owned
1021 Production Ct, Madison, AL	Distribution, Office	Advanced Sensing and Computing	33,000	Leased
1832 Wright Street, Madison, WI	Manufacturing, Engineering, Office	Advanced Sensing and Computing	32,319	Leased
651 Anchors Street, Ft. Walton Beach, FL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	31,783	Owned
1620 Old Airport Road, West Plains, MO	Distribution, Warehouse	Integrated Mission Systems	30,000	Owned

590 Territorial Drive, Bolingbrook, IL	Manufacturing, Engineering, Office	Advanced Sensing and Computing	26,460	Leased
6 Trowbridge Drive, Bethel, CT	Office	Integrated Mission Systems	23,409	Leased
Block 22844 Portions of Plots 90, 91, Beit She’an, Israel	Manufacturing, Engineering, Office	Advanced Sensing and Computing	22,003	Leased
166 Boulder Drive, Fitchburg, MA	Engineering, Office	Integrated Mission Systems	22,000	Leased
640 Independence Blvd, West Plains, MO	Manufacturing, Engineering, Warehouse, Office	Integrated Mission Systems	22,000	Owned
26 Castilian Drive, Goleta, CA	Engineering, Office	Integrated Mission Systems	20,823	Leased
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
SUPPLEMENTARY ITEM— INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information concerning our executive officers, including the respective age of each individual, as of February 25, 2026. Biographies of each of our executive officers are also below.

Name	Age	Position
John A. Baylouny	64	President and Chief Executive Officer
Michael D. Dippold	45	Executive Vice President, Chief Financial Officer
Mark A. Dorfman	51	Executive Vice President, General Counsel & Secretary
Jason W. Rinsky	53	Executive Vice President, Chief Tax and Treasury Officer
Sally A. Wallace	59	Executive Vice President, Chief Operating Officer
John A. Baylouny
Mr. Baylouny has been a director and our President and Chief Executive Officer since January 2026. Prior to assuming the position of President and Chief Executive Officer, Mr. Baylouny served as our Chief Operating Officer since October 2018. Mr. Baylouny also served as our Chief Technology Officer from January 2017 to October 2018. Prior to that, Mr. Baylouny served as Vice President and General Manager of the Company’s Land Systems and Advanced ISR businesses from January 2014 to January 2017, among other leadership roles. Mr. Baylouny has more than 35 years of experience in the aerospace and defense industry with diverse experience in operational responsibility, general management, technology, product and system design and development, and program management.
Mr. Baylouny has a master’s degree in electrical engineering from Stevens Institute of Technology, and a Bachelor of Science degree in electrical engineering from Fairleigh Dickinson University.
Michael D. Dippold
Mr. Dippold has been our Executive Vice President and Chief Financial Officer since January 2017. As the Executive Vice President, Chief Financial Officer, Mr. Dippold is responsible for overseeing our financial activities and operations, controllership, treasury functions, and economic and business-related strategies. In addition, he currently resides on the USO Board of Governors. Throughout his career at DRS, Mr. Dippold has held a variety of roles of increasing responsibility. Prior to assuming the position of Executive Vice President, Chief Financial Officer, Mr. Dippold served as Senior Vice President, Corporate Controller from December 2015 to January 2017, and Vice President, Assistant Controller from December 2010 to December 2015. Prior to joining DRS in 2006, Mr. Dippold spent three years at KPMG LLP where he worked primarily on defense industry client accounts, including DRS.
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
Jason W. Rinsky
Mr. Rinsky has been our Executive Vice President, Chief Tax and Treasury Officer since January 2026. Mr. Rinsky is responsible for the global tax and treasury functions as well as the commercial real estate profile for the Company and all of its business units. He previously served as Senior Vice President, Tax and Treasury from 2012 until his most recent promotion. Mr. Rinsky joined the Company in 2006 as Senior Vice President, Corporate Taxation. Mr. Rinsky also chairs DRS’ Retirement Plan Committee which has oversight over approximately $1 billion of defined benefit and defined contribution plan assets. He previously served as Tax Officer for US Holding from 2009 to 2022 and worked at both KPMG and PricewaterhouseCoopers advising clients on tax related matters.
Mr. Rinsky earned his undergraduate degree from Hamilton College and his J.D. and M.B.A. from Seton Hall University.
Sally A. Wallace
Ms. Wallace has been our Executive Vice President, Chief Operating Officer since January 2026. As Executive Vice President, Chief Operating Officer, Ms. Wallace is responsible for overseeing the business operations and technical strategy of the Company. Ms. Wallace has more than 30 years’ experience, in roles of increasing responsibility, within the defense industry. Prior to assuming the position of Executive Vice President, Chief Operating Officer, Ms. Wallace was the Company’s Executive Vice President, Business Operations, a position she held since late 2016. Throughout her career at DRS, Ms. Wallace has held a variety of roles of increasing responsibility including President of the C4ISR Group within DRS from April 2014 to December 2016, Vice President of Business Operations for DRS Maritime and Combat Support Systems Group from July 2008 to April 2014, as well as the Vice President and General Manager of DRS Power and Control Technologies from 2002 to July 2008.
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
Dividends
On February 24, 2026, the Company announced that its Board declared a cash dividend of $.09 per share of common stock payable on March 24, 2026 to stockholders of record as of the close of business on March 10, 2026. This payment and any future payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Equiniti Trust Company, LLC located at 28 Liberty Street, Floor 53, New York, NY 10005. As of February 24, 2026, there were 40 registered holders of record of our common stock.
Common Stock Share Repurchase Program
The following table summarizes our repurchases of common stock during the three months ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
October 1, 2025 - October 31, 2025	91,845	$42.00	91,845	$47
November 1, 2025 - November 30, 2025	91,905	34.78	91,905	44
December 1, 2025 - December 31, 2025	108,814	$33.98	108,814	$40
Total	292,564		292,564
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
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, from November 29, 2022, the date our common stock began trading on Nasdaq, through December 31, 2025,

to the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Standard & Poor’s Aerospace & Defense Select Industry Index (the “S&P A&D Select Industry Index”). For purposes of this comparison, we have assumed an initial investment of $100, that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the S&P A&D Select Industry Index have been weighted to reflect relative stock market capitalization.
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

$400
$350
$300
$250
$200
$150
$100
$50
11/29/22
12/31/22
12/31/23
12/31/24
12/31/25
Leonardo DRS
S&P 500 Index
S&P A&D Select Industry Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, which provides additional information on comparisons of the year ended December 31, 2024, to the year ended December 31, 2023.
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
Business Overview and Considerations
General
DRS is an innovative and agile provider of advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection, and electric power and propulsion technologies and solutions. The strength of our market positioning in these technology areas have created a foundational and diverse base of programs across the DoW and its allies. We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to address evolving and emerging threats. We view more advanced capabilities in sensing, computing, self-protection and power as necessary to enable these strategic priorities.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoW. The U.S. government, primarily with the DoW, is our largest customer and, for the years ended December 31, 2025 and 2024, accounted for approximately 80% and 79%, respectively, of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 36% and 36%, respectively, of our total revenues for the year ended December 31, 2025 and 37% and 32%, respectively, for the year ended December 31, 2024.
Our operations and reporting are structured into the following two technology driven segments based on the capabilities and solutions offered to our customers:
Advanced Sensing and Computing
Our ASC segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers across increasingly complex and contested operating environments.
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared, signals intelligence and other intelligence systems, electronic warfare, ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor range and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors to deliver actionable information in time-sensitive mission scenarios in combination with AI, enabled by our advanced edge processing solutions. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements and to support integration onto a wide range of tactical platforms, including mobile and power-constrained systems.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network edge computing products that support data processing, fusion, and dissemination at the tactical edge. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control, tactical networks, tactical computing and communications. These products help support the DoW’s need for greater situational understanding and faster decision-making at the tactical edge by leveraging AI and AI-optimized open architecture software, SAGEcore™, to rapidly share, synthesize and transmit data securely between command centers and forward-positioned defense assets and personnel, while supporting reduced latency, operational continuity, and interoperability through modular, open-system architectures.
Within ASC, we are increasingly combining sensing, computing, and software to support applications such as C-UAS, electronic warfare, and networked sensing, where performance depends on the ability to detect, process, and act on data in real time. These integrated capabilities are designed to support evolving operational concepts that emphasize distributed operations, resilient communications, and decision advantage at the tactical edge.
Integrated Mission Systems
Our IMS segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, and transportation and logistics systems for the U.S. military and allied defense customers.
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
We believe DRS is well positioned to meet the needs of an increasingly electrified and power-intensive fleet through high-efficiency, power-dense permanent magnet motors, energy storage systems, and associated rugged and compact power conversion, electrical actuation, and advanced thermal management technologies. These capabilities support higher onboard power demands, improved efficiency, and enhanced platform performance across next-generation naval systems.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, C-UAS, and vehicle survivability and protection. Our short-range air defense systems integrate advanced AESA radars, EW equipment, reconnaissance and surveillance systems, mission command capabilities, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS, help protect personnel and defense assets from enemy combatants.
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
Over the past 12 months, the Company has invested to accelerate both increased capacity and the pacing of innovation. Throughout 2025, we increased capital expenditures over 60% and IR&D by over 40%. The investments were highlighted by the opening of a 140,000 square foot naval power and propulsion manufacturing and testing facility in South Carolina, increasing capacity for U.S. Navy submarine and shipbuilding programs. This investment was complemented by $45 million of funding for an incremental 40,000 square feet of capacity expansion.
Global Events and Business Impacts
Global Conflicts
The U.S. and its allies continue to face a global security environment marked by heightened tensions and instability, including threats from state and non-state actors—particularly major powers—as well as terrorist organizations, and diverse regional security challenges and political instability. Demand for defense products, services, and solutions worldwide is driven by these complex and evolving security conditions, considered in the broader context of political and socioeconomic circumstances and priorities. These events, including periods of global unrest, can affect our operations and financial performance and influence demand for our products and services.
The ongoing conflict in Ukraine, recent events in Venezuela, and threats elsewhere—particularly in the Middle East and the Western Pacific—have increased global tensions and highlighted evolving security requirements in Europe, the Middle East, the Pacific region, Latin America, and the U.S. These developments have resulted in, and may continue to result in, increased demand for defense products and services.
We believe the current global security environment continues to underscore the need for strong deterrence and robust defense capabilities. We are actively evaluating both opportunities and risks associated with these conditions.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 80%, 79% and 80% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our U.S. government sales are highly concentrated within our DoW customers, which made up the overwhelming majority of our U.S. government revenue for the year ended December 31, 2025, and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 36% and 36%, respectively, of our total revenues for the year ended December 31, 2025. Therefore, our revenue is highly correlated to changes in U.S.

government spending levels, especially within the DoW. The DoW budget is the largest defense budget in the world.
Given the reliance on the U.S. government, funding for our programs are subject to a variety of factors that can affect our business, including: the President’s budget requests and procurement priorities and policies; the annual congressional budget authorization and appropriations process; and other U.S. government domestic and international priorities. U.S. government spending levels, particularly defense spending and the timing of funding, can affect our financial performance over the short and long term.
The President’s FY2026 budget request was published in June 2025. The request includes $848 billion in base (discretionary) funding and $113 billion in reconciliation (mandatory) funding. The OBBBA was signed by the President on July 4, 2025, and provides more than $150 billion in mandatory funding (including the $113 billion reconciliation funding) for national defense, available through September 30, 2029.
Separately, the NDAA for FY2026 was signed into law on December 18, 2025. The NDAA authorizes $901 billion for defense, including an $8 billion increase over the President’s DoW budget request from June 2025. On November 12, 2025, the President signed a continuing resolution to fund the U.S. government, including the DoW, through January 30, 2026. On January 20, 2026, Congress unveiled its final appropriations package, which included the Defense Appropriations Act conference report. This legislation provides $839 billion in funding for the DoW, representing an $8 billion increase over the topline in the President’s DoW budget request. On February 3, 2026, Congress passed and the President signed the Consolidated Appropriations Act, 2026, providing funding for the government through the end of the government’s fiscal year, including authority for defense accounts.
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
Components of Operations
Revenue
Revenue consists primarily of product related revenue, which represented 94%, 94% and 93% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining revenue was generated from service related contracts. Additionally, 88%, 84% and 84% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively, was derived from firm-fixed price contracts. For a firm-fixed price contract, customers agree to pay a fixed amount, negotiated in advance, for a specified scope of work. Revenue on fixed-price contracts is generally recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed that corresponds with and thereby best depicts the transfer of control to the customer.
Under flexibly priced contracts, which consisted of 12%, 16% and 16% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for flexibly priced contracts are generally recognized as services are performed and are contractually billable.
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements for additional information.
Cost of Revenues
Cost of revenues includes materials, labor and overhead costs incurred in the manufacturing, design, and provision of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies and outside processing and inbound freight. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation and amortization, occupancy costs, and purchasing, receiving, inspection and inbound freight costs.
General and Administrative Expenses
General and administrative (“G&A”) expenses include G&A expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions. Additionally, G&A expenses include company-funded independent research and development costs as well as expenditures related to bid and proposal (“B&P”) efforts.

Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company, as well as individual segments, for the periods presented. Given the nature of our business, we believe revenue and earnings from operations are most relevant to an understanding of our performance at a business and segment level. Our operating cycle is lengthy and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular year may not be indicative of future operating results.

	Year Ended December 31,			2025 vs. 2024 Change			2024 vs. 2023 Change
(Dollars in millions, except per share amounts)	2025	2024	2023	$		%	$		%
Revenues	$3,648	$3,234	$2,826	$414		12.8%	$408		14.4%
Cost of revenues	(2,779)	(2,498)	(2,178)	(281)		11.2%	(320)		14.7%
Gross profit	$869	$736	$648	$133		18.1%	$88		13.6%
Gross margin	23.8%	22.8%	22.9%	100	bps		(10)	bps
General and administrative expenses	(497)	(414)	(384)	(83)		20.0%	(30)		7.8%
Amortization of acquired intangible assets	(22)	(22)	(22)	—		—%	—		—%
Other operating expenses, net	(2)	(7)	(11)	5		(71.4)%	4		(36.4)%
Operating earnings	$348	$293	$231	$55		18.8%	$62		26.8%
Interest expense, net	(8)	(21)	(36)	13		(61.9)%	15		(41.7)%
Other, net	(4)	(8)	(3)	4		(50.0)%	(5)		166.7%
Earnings before taxes	$336	$264	$192	$72		27.3%	$72		37.5%
Income tax provision	(58)	(51)	(24)	(7)		13.7%	(27)		112.5%
Net earnings	$278	$213	$168	$65		30.5%	$45		26.8%
Basic EPS	$1.05	$0.81	$0.64	$0.24		29.6%	$0.17		26.6%
Diluted EPS	$1.03	$0.80	$0.64	$0.23		28.8%	$0.16		25.0%
Backlog	$8,448	$8,268	$7,751	$180		2.2%	$517		6.7%
Bookings	$4,245	$4,077	$3,516	$168		4.1%	$561		16.0%
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Our operating results for the year ended December 31, 2025, are highlighted by our strong $8.4 billion of backlog and over $4.2 billion of new orders, demonstrating the strong customer demand for our mission critical technologies. Embedded in our backlog is a diversified, balanced portfolio supported by foundational programs strongly aligned in areas of, in our view, growing importance within the DoW budget priorities. Our backlog position is highlighted by our contract to support the electric power and propulsion system for the Columbia Class production program, as well as continued demand in our force protection, network computing, and advanced sensing programs. We believe the performance on these and other programs within our portfolio will support continued revenue growth.
Revenue of $3,648 million for the year ended December 31, 2025 represented an increase of $414 million (12.8%) driven by increased demand across our program portfolio. Our gross profit of $869 million increased $133 million (18.1%) from the prior year results attributed to the increased volume and higher profitability levels. This contributed to a gross margin increase of 100 bps attributed to a quantum cascade laser license for specific use in the quantum space, positive program performance on our Columbia Class program and favorable revenue mix as we realized increased revenue from our tactical radars. These benefits were offset in large part by the negotiated conclusion of the work on a legacy ground surveillance program, which triggered a program charge. Our operating and net earnings increased $55 million (18.8%) and $65 million (30.5%) from the year ended December 31, 2024, respectively, attributed to the higher gross profit, and lower net interest expense, offset slightly by higher tax expense.
Revenue
For the year ended December 31, 2025, revenue increased by $414 million, or 12.8%, to $3,648 million from $3,234 million for year ended December 31, 2024. The revenue increase in 2025 was attributed to increased customer demand across our portfolio, highlighted by increased revenue contribution from our naval power and propulsion efforts, continued counter drone and short-range air defense (“SHORAD”) programs, as well as the quantum laser license noted above. The revenue growth is attributed to both of our operating segments, see “—Review of Operating Segments” below for additional detail.
Cost of Revenues
Cost of revenues increased $281 million, or 11.2%, from $2,498 million to $2,779 million for the year ended December 31, 2025, due to the 12.8% increase in revenue as described above. The 11.2% increase, which was slightly lower than the 12.8% revenue increase, was impacted by improved program performance and favorable revenue mix, due in part to the quantum laser license, which was offset by increased cost at completion estimates, which negatively impacted earnings with net charges totaling approximately 2% of revenue for the year ended December 31, 2025 (see Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements for further detail). The increased cost at completion includes the aforementioned legacy ground surveillance program noted above and the impact of cost increases tied to germanium used in our optics and infrared programs that increased our cost of revenues for the period within our ASC segment.
Gross Profit
Gross profit increased $133 million, or 18.1%, from $736 million for the year ended December 31, 2024, to $869 million for the year ended December 31, 2025, attributed to increased volume offset by the program impacts for the legacy ground surveillance program and optics and infrared programs noted above.
General and Administrative Expenses
G&A expenses increased by $83 million, or 20.0%, from $414 million for the year ended December 31, 2024, to $497 million for the year ended December 31, 2025. The increase is largely attributed to enhanced IR&D expenditures, B&P expenditures, stock-based compensation expenses and G&A efforts to expand the business internationally.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the year ended December 31, 2025 of $22 million remained consistent with the year ended December 31, 2024.
Other Operating Expenses, Net
Other operating expenses, net decreased $5 million from $7 million for the year ended December 31, 2024 to $2 million for the year ended December 31, 2025. The expense in both periods is attributed to restructuring efforts implemented in our ASC segment.

Operating Earnings
Operating earnings increased by $55 million, or 18.8%, to $348 million for the year ended December 31, 2025, from $293 million for the year ended December 31, 2024, driven by the higher gross profit offset by the impacts of G&A expenditures.
Interest Expense, Net
Net interest expense decreased by $13 million to $8 million for the year ended December 31, 2025, from $21 million for the year ended December 31, 2024. The decrease is primarily attributed to increased interest income as a result of higher cash balances during the year and a decrease in borrowings on our revolving credit facility. See Note 12: Debt to the Consolidated Financial Statements for further information regarding our debt.
Other, Net
Other, net decreased to $4 million for the year ended December 31, 2025, from $8 million for the year ended December 31, 2024 driven by lower foreign exchange rate impacts.
Earnings Before Taxes
Earnings before taxes increased by $72 million to $336 million for the year ended December 31, 2025, from $264 million for the year ended December 31, 2024. This was primarily due to increased operating earnings of $55 million, the decrease of $13 million in net interest expense and the decrease in other, net costs of $4 million, as described above.
Income Tax Provision
Income tax provision increased by $7 million to $58 million for the year ended December 31, 2025, from $51 million for the year ended December 31, 2024. This was primarily due to an increase in earnings before taxes, partially offset by an increase in tax credits. Our effective tax rate was 17.3% for 2025 compared to 19.3% for 2024.
Net Earnings
Net earnings increased by $65 million to $278 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024. This was driven by increased earnings before taxes of $72 million offset by the increased income tax provision of $7 million, as described above.
Basic and Diluted EPS
For the year ended December 31, 2025, the weighted average shares outstanding totaled 265.9 million and 268.7 million for basic and diluted shares, respectively, an increase of approximately 2 million and 1 million shares as compared to the prior year. The increase in weighted average shares outstanding is attributed to equity vesting and stock option exercises, offset slightly by shares repurchased throughout the course of the year. Basic and diluted earnings per share (“EPS”) was $1.05 and $1.03 for the year ended December 31, 2025, respectively, as compared to the prior year basic and diluted EPS of $0.81 and $0.80, respectively. The increase in basic and diluted EPS is attributed to the increased net earnings described above, partially offset by the increased weighted average shares outstanding.
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
The following table summarizes the value of our backlog at December 31, 2025 and 2024, incorporating both funded and unfunded components:

	December 31,
(Dollars in millions)	2025	2024
Funded	$4,643	$4,177
Unfunded	3,805	4,091
Total backlog	$8,448	$8,268
Backlog increased by $180 million, or 2.2%, from $8,268 million as of December 31, 2024, to $8,448 million as of December 31, 2025. The backlog increase is largely attributed to increased demand in space, ground vehicle, and airborne sensing programs as well as logistic support programs within our ASC segment, partially offset by a reduction in new awards for tactical computing and dismounted soldier sensing programs. See “—Review of Operating Segments” below for a more detailed analysis.
At December 31, 2025 we changed our remaining performance obligations / backlog. The change resulted in an immaterial impact on prior year and prior quarter amounts. The following table summarizes the adjusted value of our backlog for each of the five quarters in the period ended December 31, 2025:

	2025				2024
(Dollars in millions)	Q4	Q3	Q2	Q1	Q4
Funded	$4,643	$4,678	$4,355	$4,354	$4,177
Unfunded	3,805	3,991	4,011	4,018	4,091
Total backlog	$8,448	$8,669	$8,366	$8,372	$8,268
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government.
For the year ended December 31, 2025, we generated bookings of $4,245 million, a 4.1% increase over the $4,077 million realized during the year ended December 31, 2024. The bookings increase is attributed to increased customer demand within our IMS segment realizing bookings growth of 21.7%, which was offset in part by ASC new orders which declined from the prior year (5.7%). The bookings increase was driven by strong performance within both our force protection (counter drone and SHORAD) and naval power and propulsion programs. These increases were offset in part by lower new awards received at our ASC segment. See “—Review of Operating Segments” below for a more detailed analysis.
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. and allied government spending as well as areas of spending growth, including due to the evolution of warfare, could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity with respect to our and third parties'

information networks and related systems, AI, connected communities and physical infrastructure (for example, the potential impacts for the Russia / Ukraine conflict and the Israel-Hamas war). Cost-cutting and efficiency initiatives, increasing nationalization efforts, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Existing contracts could also be canceled due to changes in need and prioritization. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on certain discretionary budgets, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund U.S. government departments and agencies. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays, including government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Annual Report for further details on U.S. government spending’s impact on our business.
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
Typically, we enter into three types of contracts: fixed-price contracts, cost-plus contracts and T&M contracts. The majority of our total revenues are derived from fixed-price contracts; refer to the revenue disaggregation disclosures in Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements.
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
The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenue	$(59)	$(25)	$(23)
Total % of revenue	2%	1%	1%
Regulations
Increased audit, review, investigation and general scrutiny by U.S. government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws, including executive orders, could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information as well as the increasingly complex requirements of the DoW and the U.S. intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.

International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 8%, 13% and 10% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The reduction in international sales is due in part to the reduction of exposure to the Ukraine conflict coupled with the decrease in revenue on the legacy ground surveillance program noted above. We believe that despite the reduction, international sales will be an important growth opportunity driven by higher defense spending within Europe and recent foreign military sales agreements signed between the U.S. and allied nations in the Middle East. We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the years ended December 31, 2025, 2024 and 2023.
Acquisitions
We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.
Review of Operating Segments
The following is a discussion of operating results for each of our operating segments. We have elected to use revenue, operating earnings, operating margin, bookings and backlog to provide detailed information on our segment performance. Additional information regarding our segments can be found in Note 18: Segment Information within the Consolidated Financial Statements.

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Revenues:
ASC	$2,355	$2,118	$1,831	$237	11.2%	$287	15.7%
IMS	1,307	1,138	1,021	169	14.9%	117	11.5%
Corporate & Eliminations	(14)	(22)	(26)	8	(36.4)%	4	(15.4)%
Total revenues	$3,648	$3,234	$2,826	$414	12.8%	$408	14.4%
Operating earnings:
ASC	$240	$183	$136	$57	31.1%	$47	34.6%
IMS	115	117	92	(2)	(1.7)%	25	27.2%
Corporate & Eliminations	(7)	(7)	3	—	—%	(10)	(333.3)%
Total operating earnings	$348	$293	$231	$55	18.8%	$62	26.8%
Operating margin:
ASC	10.2%	8.6%	7.4%
IMS	8.8%	10.3%	9.0%
Bookings:
ASC	$2,459	$2,609	$2,307	$(150)	(5.7)%	$302	13.1%
IMS	1,786	1,468	1,209	318	21.7%	259	21.4%
Total bookings	$4,245	$4,077	$3,516	$168	4.1%	$561	16.0%
Backlog:
ASC	$3,250	$2,992	$2,402	$258	8.6%	$590	24.6%
IMS	5,198	5,276	5,349	(78)	(1.5)%	(73)	(1.4)%
Total backlog	$8,448	$8,268	$7,751	$180	2.2%	$517	6.7%

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
ASC
Revenue
In total, ASC segment revenue increased $237 million, or 11.2%, from $2,118 million for the year ended December 31, 2024 to $2,355 million for the year ended December 31, 2025. The increase is attributed to the quantum laser license as well as increased demand realized throughout the segment. Major drivers include continued expansion of dismounted and ground vehicle sensing, tactical radar programs for C-UAS applications and naval computing programs across the portfolio.
Operating Earnings and Operating Margin
ASC’s operating earnings increased by $57 million, or 31.1%, from $183 million for the year ended December 31, 2024 to $240 million for the year ended December 31, 2025. Operating margin increased from 8.6% for the year ended December 31, 2024 to 10.2% for the year ended December 31, 2025.
The increase in operating earnings and operating margin is driven by the increase in overall revenue contribution noted above, coupled with the profit increase associated with the quantum laser license. This was offset in part by increased G&A expenditures and increased IR&D investments during the period.
Bookings
ASC’s bookings decreased by $150 million, or 5.7%, from $2,609 million for the year ended December 31, 2024 to $2,459 million for the year ended December 31, 2025. The decrease in new awards is a result of certain multi-year bookings realized in the prior year on naval and airborne computing programs that did not recur in 2025. Despite the decline in new orders, the ASC segment realized a book to bill ratio of 1.0 to 1 for the year ended December 31, 2025, continuing to demonstrate a strong foundation for growth. New bookings were highlighted by demand in airborne and ground vehicle sensing coupled with continued need for tactical radars for SHORAD and counter drone activities.
Backlog
ASC’s backlog increased by $258 million, or 8.6%, from $2,992 million for the year ended December 31, 2024 to $3,250 million for the year ended December 31, 2025. This was attributed to the increased demand and new awards realized (noted above) which were 1.0x that of the revenue generated during the period, coupled with increased unfunded backlog attributed to our recent SDA missile tracking award, driving an increase in the overall backlog position.
IMS
Revenue
IMS revenue increased by $169 million, or 14.9%, from $1,138 million for the year ended December 31, 2024 to $1,307 million for the year ended December 31, 2025. The increase is attributed primarily to our increased output within our power and propulsion programs with the U.S. Navy’s surface and submarine platforms. The naval growth was compounded by force protection efforts for SHORAD and counter drone programs. This was offset by the decrease in revenue related to the negotiated conclusion of a legacy ground surveillance program of approximately $67 million in the period.
Operating Earnings and Operating Margin
In total, IMS’s operating earnings decreased by $2 million, or 1.7%, from $117 million for the year ended December 31, 2024 to $115 million for the year ended December 31, 2025, driven by the negotiated conclusion of work on a legacy ground surveillance program noted earlier. The impact was offset by increased revenue output noted above. Operating margin decreased 150 bps from 10.3% for the year ended December 31, 2024 to 8.8% for the year ended December 31, 2025. This decrease in operating margin is attributed to the impact of the legacy ground surveillance program noted above and minor increases in G&A and IR&D expenditures which were largely offset by operational leverage realized on the expanding revenue base coupled with improved program performance on our Columbia Class program.
Bookings
Bookings for the year ended December 31, 2025 were $1,786 million, an increase of $318 million as compared to the year ended December 31, 2024, driving a book to bill ratio of 1.4 to 1. The new awards are highlighted by the receipt of awards totaling approximately $580 million for new Columbia Class funding, approximately $570 million of additional naval power awards outside of the Columbia Class programs and approximately $323 million of short-range air defense and C-UAS programs during the period.
Backlog
Backlog decreased by $78 million, or 1.5%, to $5,198 million for the year ended December 31, 2025, from $5,276 million for the year ended December 31, 2024. The backlog decrease is largely attributed to a reduction in unfunded backlog as awards were received on Columbia Class programs within our power and propulsion line of business.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 12: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of December 31, 2025 was $647 million compared to $598 million as of December 31, 2024.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in millions)	2025	2024	2023
Net cash provided by operating activities	$366	$271	$205
Net cash used in investing activities	(154)	(84)	(59)
Net cash (used in) provided by financing activities	(163)	(56)	15
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	$49	$131	$161

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Operating Activities
We generated cash from operating activities of $366 million for the year ended December 31, 2025, as compared to $271 million for the year ended December 31, 2024. The increase in cash from operating activities is attributed to improved profit generation during the period and lower cash used to fund working capital. In total our changes in our assets and liabilities absorbed $65 million of cash for the year ended December 31, 2025, compared to $79 million for the year ended December 31, 2024.
Investing Activities
Investing activities used $154 million of cash during the year ended December 31, 2025 as compared to $84 million during the year ended December 31, 2024. The $70 million increase is primarily due to higher capital expenditures attributed to capacity expansion throughout the portfolio, highlighted by our new naval power facility project in South Carolina and a $15 million investment to extend our ownership stake in Hoverfly, a power-tethered unmanned aerial systems company.
Financing Activities
Cash used in financing activities for the year ended December 31, 2025 was $163 million compared to $56 million for the year ended December 31, 2024. The change was primarily due to cash outlays related to dividends paid in the current period and share buy backs under the share repurchase program announced in the first quarter of 2025. These outflows were offset in part by higher debt repayments in the prior year period.

Material Cash Requirements
As of December 31, 2025, our material cash requirements were as follows:

(Dollars in millions)	Total	Due Within 1 Year
Loans from banks(1)	212	21
Operating leases	138	27
Finance leases and other(2)	225	20
Postretirement obligations(3)	109	10
Purchase commitments(4)	1,278	897
Total	$1,962	$975
________________
(1)Includes scheduled interest payments.
(2)Finance leases and other includes financing arrangement related to our Menomonee Falls, WI manufacturing facility. See Note 12: Debt to the Consolidated Financial Statements.
(3)Postretirement obligations include those amounts we expect to pay out in benefit payments and are further explained in Note 13: Pension and Other Postretirement Benefits to the Consolidated Financial Statements.
(4)Purchase commitments include open purchase orders with vendors for which the Company is contractually obligated.
Subsequent to year-end, the Company terminated the senior unsecured credit agreement with Bank of America (the “2022 Credit Agreement”), repaid the remaining outstanding balance of the term loan under the 2022 Credit Agreement (the “2022 Term Loan A”), and entered into a new credit agreement. See Note 12: Debt to the Consolidated Financial Statements for further information.
Off-Balance Sheet Arrangements
As of December 31, 2025 and 2024, we had no significant off-balance sheet arrangements.
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
•Revenue Recognition on Contracts and Contract Estimates
•Income Taxes
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
Revenue and cost estimates for substantially all over time contract performance obligations are reviewed and updated quarterly. Contract estimates are based on various assumptions to project the outcome of future events that can span multiple years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors and the availability and timing of funding from the customer. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate net impact of adjustments in contract estimates that negatively impacted our revenue and profit totals were $59 million, $25 million, and $23 million for 2025, 2024, and 2023, respectively. The changes in estimates are primarily attributed to changes in our firm-fixed-priced development type programs. As changes happen in the design to meet required specifications, those changes often result in changes to the overall profitability of the programs. Our contract reviews are conducted at least quarterly in which we incorporate our best estimate to complete the program known at that point in time.
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
The provision for federal, state, foreign and local income taxes is calculated on earnings before taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
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
As of December 31, 2025 and 2024, we had gross deferred tax assets of $252 million and $297 million, respectively, and deferred tax asset valuation allowances of $36 million and $25 million, respectively. The deferred tax assets principally relate to capitalized R&D, benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets as of

December 31, 2025 and 2024 include $7 million related to tax benefit carryforwards associated with net operating losses. The decrease in the deferred tax asset as compared to the prior year is primarily attributed to the deduction of previously capitalized R&D expenditures pursuant to Section 174 of the Tax Code. The OBBBA allows taxpayers to make elections to deduct the capitalized expenditures over certain periods.
Accounting Standards Updates
See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding accounting standards we adopted in 2025 and other new accounting standards that have been issued by the Financial Accounting Standards Board but are not effective until after December 31, 2025.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets which are disclosed in Note 13: Pension and Other Postretirement Benefits to the Consolidated Financial Statements, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable rate borrowings. As of December 31, 2025, we had an outstanding balance of $191 million under our 2022 Term Loan A, and no amounts outstanding under our revolving credit facilities. A 0.5% increase or decrease in our weighted average interest rate on our variable debt outstanding as of December 31, 2025, would result in an increase or decrease in our annual interest expense of approximately $1 million. The carrying value of the Company’s borrowings under the 2022 Credit Agreement approximate their fair values at December 31, 2025. See Note 12: Debt to the Consolidated Financial Statements for additional information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leonardo DRS, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
As described in Note 2 to the consolidated financial statements, revenues for the majority of contracts are recognized using the over-time percentage of completion cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated contract costs at completion (the “cost-to-cost method of accounting”). Under this method, the costs incurred represent an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers.
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
To test the Company’s estimates of the costs at completion for certain long-term contracts, our audit procedures included, among other things, evaluating management’s cost estimates by comparing planned costs to actual costs incurred to date and historical cost experience of similar contracts, agreeing underlying data to source documents, and meeting with program management to confirm our understanding of the risks associated with the contract and current contract performance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Tysons, Virginia
February 26, 2026

LEONARDO DRS, INC.
Consolidated Statements of Earnings

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	2023
Revenues	3,648	3,234	2,826
Cost of revenues	(2,779)	(2,498)	(2,178)
Gross profit	869	736	648
General and administrative expenses	(497)	(414)	(384)
Amortization of acquired intangible assets	(22)	(22)	(22)
Other operating expenses, net	(2)	(7)	(11)
Operating earnings	348	293	231
Interest expense, net	(8)	(21)	(36)
Other, net	(4)	(8)	(3)
Earnings before taxes	336	264	192
Income tax provision	(58)	(51)	(24)
Net earnings	$278	$213	$168

Net earnings per share from common stock:
Basic earnings per share	$1.05	$0.81	$0.64
Diluted earnings per share	$1.03	$0.80	$0.64
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net earnings	$278	$213	$168
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (loss) gain	—	(1)	1
Pension and other postretirement benefit plan adjustments	2	—	1
Net unrealized gain on derivative instruments	4	1	—
Other comprehensive income, net of income taxes	6	—	2
Total comprehensive income	$284	$213	$170
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$647	$598
Accounts receivable, net	334	253
Contract assets	931	872
Inventories	352	358
Prepaid expenses	26	27
Other current assets	36	55
Total current assets	2,326	2,163
Noncurrent assets:
Property, plant and equipment, net	512	440
Intangible assets, net	112	132
Goodwill	1,238	1,238
Deferred tax assets	88	120
Other noncurrent assets	210	91
Total noncurrent assets	2,160	2,021
Total assets	$4,486	$4,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$26	$25
Accounts payable	351	426
Contract liabilities	585	399
Other current liabilities	269	266
Total current liabilities	1,231	1,116
Noncurrent liabilities:
Long-term debt	321	340
Pension and other postretirement benefit plan liabilities	35	34
Deferred tax liabilities	3	7
Other noncurrent liabilities	166	130
Total noncurrent liabilities	525	511
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 265,822,404 and 265,064,755 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	5,083	5,194
Accumulated deficit	(2,315)	(2,593)
Accumulated other comprehensive loss	(41)	(47)
Total stockholders' equity	2,730	2,557
Total liabilities and stockholders' equity	$4,486	$4,184
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating activities
Net earnings	$278	$213	$168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93	91	85
Deferred income taxes	28	23	(52)
Stock-based compensation expense	32	22	17
Other	—	1	1
Changes in assets and liabilities:
Accounts receivable	(81)	(102)	15
Contract assets	(59)	36	(36)
Inventories	6	(29)	(10)
Prepaid expenses	1	(6)	(1)
Other current assets	23	(13)	(18)
Other noncurrent assets	(44)	17	19
Defined benefit obligations	(10)	(2)	(8)
Accounts payable	(79)	15	(59)
Contract liabilities	186	64	102
Other current liabilities	3	(39)	(26)
Other noncurrent liabilities	(11)	(20)	8
Net cash provided by operating activities	366	271	205
Investing activities
Capital expenditures	(139)	(85)	(60)
Proceeds from sales of assets	—	1	1
Purchases of investments	(15)	—	—
Net cash used in investing activities	(154)	(84)	(59)
Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1	(32)	20
Repayments of borrowings	(11)	(291)	(727)
Proceeds from borrowings	—	280	715
Proceeds from stock issuance	9	16	12
Repurchases of common stock	(35)	—	—
Payments of employee taxes withheld from stock-based awards	(21)	(19)	(1)
Dividends paid	(28)	—	—
Dividends paid to related party	(68)	—	—
Other	(10)	(10)	(4)
Net cash (used in) provided by financing activities	(163)	(56)	15
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	49	131	161
Cash and cash equivalents at beginning of year	598	467	306
Cash and cash equivalents at end of year	$647	$598	$467
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity

(Dollars in millions)	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2022	$3	$5,147	$(49)	$(2,974)	$2,127
Total comprehensive income	—	—	2	168	170
Stock-based compensation activity	—	28	—	—	28
Balance as of December 31, 2023	3	5,175	(47)	(2,806)	2,325
Total comprehensive income	—	—	—	213	213
Stock-based compensation activity	—	19	—	—	19
Balance as of December 31, 2024	3	5,194	(47)	(2,593)	2,557
Total comprehensive income	—	—	6	278	284
Stock-based compensation activity	—	14	—	—	14
Issuances of stock under employee stock purchase plan	—	6	—	—	6
Cash dividends of $0.36 per share	—	(96)	—	—	(96)
Repurchases of common stock	—	(35)	—	—	(35)
Balance as of December 31, 2025	$3	$5,083	$(41)	$(2,315)	$2,730
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
DRS is a provider of defense products and technologies that are used across land, air, sea, space and cyber domains. Our diverse array of defense systems and solutions are offered to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military customers and industrial markets for deployment on a wide range of military platforms. We focus our capabilities in areas of critical importance to the U.S. military, such as advanced sensing, network computing, force protection, and electric power and propulsion.
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The U.S. government is our largest customer and accounts for approximately 80%, 79%, and 80% of our total revenues as an end-user for the years ended December 31, 2025, 2024 and 2023, respectively. Our U.S. government revenues are highly concentrated with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”). Specific international and commercial market opportunities exist within these segments and comprise approximately 20%, 21%, and 20% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Advanced Sensing and Computing
Our ASC segment designs, develops and manufactures sensing and network computing technology that enables real-time situational awareness required for enhanced operational decision making and execution by our customers across increasingly complex and contested operating environments.
Our sensing capabilities span numerous applications, including missions requiring advanced detection, precision targeting and surveillance sensing, long range electro-optic/infrared (“EO/IR”), signals intelligence (“SIGINT”) and other intelligence systems, electronic warfare (“EW”), ground vehicle sensing, next generation active electronically scanned array tactical radars, dismounted soldier sensing and space sensing. Across our offerings, we are focused on advancing sensor range and enhancing the precision, clarity, definition, spectral depth and effectiveness of our sensors to deliver actionable information in time-sensitive mission scenarios in combination with artificial intelligence (“AI”), enabled by our advanced edge processing solutions. We also seek to leverage the knowledge and expertise built through our decades of experience to optimize size, weight, power and cost for our customers’ specific mission requirements and to support integration onto a wide range of tactical platforms, including mobile and power-constrained systems.
Our sensing capabilities are complemented by our rugged, trusted and cyber resilient network edge computing products that support data processing, fusion, and dissemination at the tactical edge. Our network computing offerings are utilized across a broad range of mission applications including platform computing on ground and shipboard (both surface ship and submarine) for advanced battle management, combat systems, radar, command and control (“C2”), tactical networks, tactical computing and communications. These products help support the DoW’s need for greater situational understanding and

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
faster decision-making at the tactical edge by leveraging AI and AI-optimized open architecture software, SAGEcore™, to rapidly share, synthesize and transmit data securely between command centers and forward-positioned defense assets and personnel, while supporting reduced latency, operational continuity, and interoperability through modular, open-system architectures.
Within ASC, we are increasingly combining sensing, computing, and software to support applications such as C-UAS, electronic warfare, and networked sensing, where performance depends on the ability to detect, process, and act on data in real time. These integrated capabilities are designed to support evolving operational concepts that emphasize distributed operations, resilient communications, and decision advantage at the tactical edge.
Integrated Mission Systems
Our IMS segment designs, develops, manufactures and integrates power conversion, control and distribution systems, ship propulsion systems, motors and variable frequency drives, force protection systems, and transportation and logistics systems for the U.S. military and allied defense customers.
DRS is a leading provider of next-generation electrical propulsion systems for the U.S. Navy. We provide power conversion, control, distribution and propulsion systems for the U.S. Navy’s top priority shipbuilding programs, including the Columbia Class ballistic missile submarine, the first modern U.S. electric drive submarine.
We believe DRS is well positioned to meet the needs of an increasingly electrified and power-intensive fleet through high-efficiency, power-dense permanent magnet motors, energy storage systems, and associated rugged and compact power conversion, electrical actuation, and advanced thermal management technologies. These capabilities support higher onboard power demands, improved efficiency, and enhanced platform performance across next-generation naval systems.
DRS has a long history of providing a number of other critical products to the U.S. Navy with a significant installed base on submarines, aircraft carriers and other surface ships including motor controllers, instrumentation and control equipment, electrical actuation systems, and thermal management systems for electronics and ship stores refrigeration.
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, C-UAS, and vehicle survivability and protection. Our short-range air defense systems integrate advanced active electronically scanned array (“AESA”) radars, EW equipment, reconnaissance and surveillance systems, mission command capabilities, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS, help protect personnel and defense assets from enemy combatants.
Other
The Company separately presents the unallocable general and administrative costs associated with corporate functions and certain non-operating subsidiaries of the Company as Corporate & Eliminations.
See Note 18: Segment Information for further information regarding our operating segments.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
D.Revenue Recognition
Our revenues consist primarily of sales of products (tangible goods) to customers. We recognize the majority of our revenue from contracts with customers using an over time, percentage of completion cost-to-cost method of accounting measured by the ratio of cumulative costs incurred to date to estimated total contract costs at completion (the “cost-to-cost method”). On certain other contracts, primarily time-and-materials (“T&M”) and cost-plus contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to bill our customers based on control transferred to the customer. See Note 2: Revenue from Contracts with Customers for additional information regarding revenue recognition.
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
F.Costs to Obtain or Fulfill a Contract
Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract were $21 million and $38 million at December 31, 2025 and 2024, respectively.
G.Research and Development Expenses
We conduct research and development (“R&D”) activities using our own funds (referred to as company-funded independent research and development (“IR&D”)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. IR&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. government. Customer-funded R&D costs are charged directly to the related

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
customer contract. R&D costs are expensed as incurred. IR&D charged to general and administrative expenses totaled $129 million, $92 million, and $82 million in 2025, 2024 and 2023, respectively.
H.Foreign Currency
Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in 2025, 2024 and 2023 were immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive loss.
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
K.Inventories
Inventories are recorded at the lower of cost (determined by either actual, weighted average or first-in, first-out methods) or net realizable value, and include direct production costs as well as indirect costs, such as factory overhead. The net realizable value is calculated as the expected sales price in the course of normal operations net of estimated costs to finish and sell the goods. See Note 5: Inventories for additional information regarding inventories.
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
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred and renewals and improvements are capitalized. See Note 6: Property, Plant and Equipment for additional information regarding property, plant and equipment.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
segment manager. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics.
The Company uses quantitative assessments and qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is performed and the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment is performed. When performing a quantitative assessment, we compare the fair values of each of our reporting units to their respective carrying values. In order to compute the fair value of our reporting units, we primarily use the income approach based on the discounted cash flows that each reporting unit expects to generate in the future, consistent with our operating plans. Determining the fair value of our reporting units requires significant judgments, including the timing and amount of future cash flows, long-term growth rates, determination of the weighted average cost of capital and terminal value assumptions. If, based on the quantitative assessment, the Company concludes that the carrying value of the reporting unit exceeds its fair value, the Company will recognize a goodwill impairment loss in an amount equal to that excess. The Company completed impairment tests as of October 1, 2025, 2024, and 2023 and no adjustment to the carrying value of goodwill was deemed to be necessary. See Note 8: Goodwill for additional information regarding goodwill.
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
The Company assesses the recoverability of the carrying value of its long-lived assets and intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company then evaluates the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon expectations of undiscounted net cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the estimated fair value and the carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell. See Note 6: Property, Plant and Equipment, Note 9: Intangible Assets and Note 10: Leases for additional information regarding long-lived assets and intangible assets.
O.Pension and Other Postretirement Benefits
The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit plans. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including benefit formulas and levels, and rates of increase in the costs of benefits. Changes in these assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans and the Company's annual cash requirements to fund these plans. See Note 13: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P.Income Taxes
Beginning October 4, 2022, DRS began filing a consolidated return with only DRS and subsidiaries for federal and state purposes. Prior to October 4, 2022, DRS was included in the U.S. federal and state tax returns of US Holding. DRS and US Holding had entered into a Tax Allocation Agreement (“Tax Allocation Agreement”), dated as of November 16, 2020, with members of an affiliated group, as defined in Section 1504(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), members of one or more consolidated, combined, unitary or similar state tax groups and additional parties who are part of an “expanded affiliated group” for certain tax purposes. The agreement provided for the method of computing and allocating the consolidated U.S. federal tax liability of the affiliated group among its members and of allocating any state group tax liabilities among the state members for the taxable year ending December 31, 2008 and each subsequent year in which the parties are members of a group (whether federal or state). The agreement also provided for reimbursement of US Holding and/or DRS for payment of such tax liabilities, for compensation of any member for use of its “net operating loss” or “tax credits” in arriving at such tax liabilities and the allocation and payment of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years. Under the agreement, the parties agreed to calculate and allocate their respective tax liabilities and other tax attributes for taxable years beginning with the first consolidated taxable year that included DRS (i.e., the taxable year ended December 31, 2008) as if the agreement was then in effect. Although DRS filed its federal consolidated return outside of US Holding post October 3, 2022, the Tax Allocation Agreement will remain in effect for all historic unaudited periods (federal or state) and all applicable prospective periods where the expanded affiliated relationship may warrant it.
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
The Company treats the global intangible low-taxed income (“GILTI”) tax as a period cost when incurred.
See Note 11: Income Taxes for additional information regarding income taxes.
Q.Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards, only in periods in which such effect would have been dilutive for the period. See Note 15: Earnings Per Share, Stock Repurchases, and Dividends for additional information regarding earnings per share.
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
In certain instances, fair value is determined through information obtained from third parties using the latest available market data. In obtaining such data from third parties, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value. The Company categorizes plan assets for disclosure purposes in accordance with this fair value hierarchy. See Note 13: Pension and Other Postretirement Benefits for further information regarding our pension and postretirement plans.
The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements. See Note 12: Debt for further information regarding debt.
S.Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. Financial instruments are reported in the Consolidated Balance Sheets at carrying value, which approximates fair value, as of December 31, 2025 and 2024.
T.Acquisitions, Investments, and Variable Interest Entities
Acquisitions
Our Consolidated Financial Statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires that any assets acquired, and liabilities assumed be measured at their respective fair values on

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the acquisition date. The accounting for business combinations requires the Company to make significant judgments and estimates. Any excess of the fair value of consideration transferred over the assigned values of the net assets acquired is recognized as goodwill.
Investments
The Company has an equity investment in the preferred stock of a private company of $21 million at December 31, 2025 that is included in other noncurrent assets in our Consolidated Balance Sheets. As there is not a readily determinable fair value, the investment is recorded at cost and will be adjusted if we identify an observable price change or an impairment when a qualitative impairment assessment is performed.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (“VIE”). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and if it is, consequently required to consolidate the VIE. The Company did not have any investments in VIEs as of December 31, 2025 and 2024.
U.Stock-based Compensation
The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is recorded based on the grant date fair value and recognized over the vesting period.
For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on Company's expectations regarding the relevant service or performance criteria. For awards with a service condition only, the Company recognizes the compensation expense on a straight-line basis.
See Note 14: Stock-based Compensation Plans for further information regarding our stock-based compensation plans.
V.Derivative Instruments
Derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Settlement amounts related to derivatives designated as cash flow hedges are presented within operating activities on the Consolidated Statements of Cash Flows.
W.New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures regarding rate reconciliation, income taxes paid, and other income tax disclosures. We adopted the new standard effective December 31, 2025 and applied the disclosure requirements on a prospective basis. See Note 11: Income Taxes.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounting Guidance Issued but Not Yet Adopted as of December 31, 2025
Disaggregation of Income Statement Expenses
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
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities, which establishes the accounting for government grants received by business entities. The new standard is effective for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years, and may be applied on a modified prospective, modified retrospective, or retrospective transition basis. We are currently evaluating the impact of adopting this new pronouncement.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Net EAC adjustments had the following impacts to revenue for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenue and operating earnings	$(59)	$(25)	$(23)
Total % of revenue	2%	1%	1%
Net earnings	(47)	(20)	(18)
Impact on diluted earnings per share	$(0.17)	$(0.07)	$(0.07)
The impacts noted above are attributed primarily to changes in our fixed-price development type programs as well as the impacts of inflation and production inefficiencies on certain fixed-price production programs. In 2025, the adjustments are largely attributed to a negotiated conclusion of a legacy ground surveillance program triggering a revision in the anticipated recovery on the contract as well as the impact of raw material pricing on certain fixed price programs. These impacts were partially offset by improved contractual performance realized on our propulsion contracts on the Columbia Class submarine contracts.
Conversely, if the requirements for the recognition of contracts over time are not met, revenue is recognized at a point in time when control transfers to the customer, which is generally upon transfer of

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	December 31,
(Dollars in millions)	2025	2024
Contract assets	$931	$872
Contract liabilities	585	399
Revenue recognized in 2025 and 2024 that was included in the contract liability balance at the beginning of each year was $298 million and $288 million, respectively.
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
Value of Remaining Performance Obligations
As of December 31, 2025 the total value of our remaining performance obligations was $8,448 million. We expect to recognize approximately 33% of our December 31, 2025 remaining performance obligations as revenue over the next twelve months, with the remainder to be recognized thereafter. Approximately 50% of our remaining performance obligations relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 11 years.
At December 31, 2025, we changed our remaining performance obligations. The change had an immaterial impact on the prior year amount and there was no impact on the Consolidated Financial Statements.
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

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenue by Geographical Region
United States	$2,018	$1,685	$1,537
International	325	412	269
Intersegment sales	12	21	25
Total	$2,355	$2,118	$1,831
Revenue by Customer Relationship
Prime contractor	$1,056	$925	$858
Subcontractor	1,287	1,172	948
Intersegment sales	12	21	25
Total	$2,355	$2,118	$1,831
Revenue by Contract Type
Firm-fixed price	$2,056	$1,762	$1,522
Flexibly priced(1)	287	335	284
Intersegment sales	12	21	25
Total	$2,355	$2,118	$1,831
________________
(1)Includes revenue derived from cost-type and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenue by Geographical Region
United States	$1,326	$1,117	$1,006
International	(21)	20	14
Intersegment sales	2	1	1
Total	$1,307	$1,138	$1,021
Revenue by Customer Relationship
Prime contractor	$351	$259	$252
Subcontractor	954	878	768
Intersegment sales	2	1	1
Total	$1,307	$1,138	$1,021
Revenue by Contract Type
Firm-fixed price	$1,149	$948	$851
Flexibly priced(1)	156	189	169
Intersegment sales	2	1	1
Total	$1,307	$1,138	$1,021
________________
(1)Includes revenue derived from cost-type and time-and-materials contracts.
Note 3. Accounts Receivable
Accounts receivable, net consists of the following:

	December 31,
(Dollars in millions)	2025	2024
Accounts receivable	$335	$254
Less allowance for credit losses	(1)	(1)
Accounts receivable, net	$334	$253
The Company records accounts receivable that is not expected to be collected within one year as other noncurrent assets. As of December 31, 2025, the Company had $53 million of noncurrent accounts receivable.
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for additional information.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sold receivables are primarily reflected in operating cash flows on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2025, 2024 and 2023, the Company incurred purchase discount fees of $1 million, $2 million, and $5 million, respectively, which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	December 31,
(Dollars in millions)	2025	2024
Beginning balance	$130	$192
Sales of receivables	130	190
Cash returned to purchasers	(190)	(252)
Outstanding balance sold to purchasers	70	130
Cash collected, not remitted to purchasers(1)	(1)	—
Remaining sold receivables	$69	$130
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.
Note 5. Inventories
Inventories consists of the following:

	December 31,
(Dollars in millions)	2025	2024
Raw materials	$112	$86
Work in progress	225	264
Finished goods	15	8
Total	$352	$358
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

	December 31,
(Dollars in millions)	2025	2024
Land, buildings and improvements	$389	$380
Plant and machinery	212	203
Equipment and other	487	382
Total property, plant and equipment, at cost	1,088	965
Less accumulated depreciation	(576)	(525)
Total property, plant and equipment, net	$512	$440
Depreciation expense related to property, plant and equipment was $71 million, $69 million, and $63 million for the years ended December 31, 2025, 2024 and 2023, respectively.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Land, buildings and improvements include assets under finance leases in the amount of $89 million and $97 million as of December 31, 2025 and 2024, respectively. See Note 10: Leases for additional information.
As of December 31, 2025 and 2024, the Company accounted for our manufacturing facility in Menomonee Falls, WI as a financing arrangement and is included in land, buildings and improvements in the above table. See Note 12: Debt for additional information.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

	December 31,
(Dollars in millions)	2025	2024
Salaries, wages and accrued bonuses	$85	$75
Fringe benefits	60	63
Provision for contract losses	35	43
Operating lease liabilities	28	27
Taxes payable	10	24
Warranty reserves	24	19
Other	27	15
Total other current liabilities	$269	$266
Operating lease liabilities	$95	$66
Unrecognized tax benefits	50	46
Warranty reserves	9	10
Other	12	8
Total other noncurrent liabilities	$166	$130
Note 8. Goodwill
A summary of the carrying amount of goodwill by reportable segment follows:

(Dollars in millions)	ASC	IMS	Total
Balance at December 31, 2024	$819	$419	$1,238
Balance at December 31, 2025	$819	$419	$1,238

Goodwill as of the periods presented is reported net of $2,362 million and $606 million of accumulated impairments for the ASC and IMS segments, respectively.
Note 9. Intangible Assets
Intangible assets mainly refer to the fair value of existing customer contractual relationships attributable to an acquired business and patents and licenses which are being amortized over their respective lives. The fair value of intangible assets typically is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from backlog and follow-on sales to the customer over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values. Intangible assets consists of the following:

	December 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(984)	$103	$1,087	$(962)	$125
Patents and licenses	18	(9)	9	14	(7)	7
Total intangible assets	$1,105	$(993)	$112	$1,101	$(969)	$132
Amortization expense related to acquired intangible assets was $22 million, $22 million, and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 to 15 years. The net acquired intangible asset balances consists primarily of technology related intangibles of $72 million and customer related assets of $31 million as of December 31, 2025. Patents and licenses are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. The estimated annual amortization expense related to intangible assets for the subsequent five years is as follows:

(Dollars in millions) Year Ending December 31,	Estimated Annual Amortization
2026	$24
2027	20
2028	15
2029	14
2030	14
Note 10. Leases
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
Right-of-use (“ROU”) assets and lease liabilities are recorded on the Consolidated Balance Sheets as of the lease commencement based on the present value of the future lease payments over the lease term. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate, which is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as of the lease commencement date. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes lease payments made at or before the commencement date of the lease, less any lease incentives received. The remaining lease cost is amortized over the remaining life of the lease on a straight-line basis. We evaluate ROU assets for impairment consistent with the treatment of other long-lived assets.
Some of our leases include options to extend the lease terms or to terminate the lease early. We include the impact of the option in the determination of the ROU assets and liabilities when it is

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
reasonably certain that we will exercise the option. Our U.S. and Canadian lease payments are largely fixed, but may include variable payments that do not depend on an index or rate, such as usage-based amounts, and are recorded as a lease cost in the period incurred. Lease payments in Israel are tied to the Consumer Price Index (“CPI”) as published by Israel’s Central Bureau of Statistics. These leases are paid in Israeli New Shekels (“ISL”) but are recorded in U.S. dollars on the general ledger. These leases are recalculated each quarter to recognize the changes in both the CPI and the ISL. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
As of December 31, 2025, the Company had approximately $28 million of operating lease commitments for a facility lease that has not yet commenced. The lease is expected to commence in 2028 with a lease term of 10 years.
Lease Cost
The Company’s total lease cost consists of the following:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating lease cost(1)	$29	$24	$26
Finance lease cost(2):
Amortization of right-of-use assets	12	12	10
Interest on lease liabilities	6	6	5
Total lease cost	$47	$42	$41
________________
(1)Operating lease cost is included within cost of revenues or general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Consolidated Statements of Earnings. Operating lease cost includes short-term leases of approximately $1 million, $2 million, and $3 million and an insignificant amount of variable lease cost for 2025, 2024 and 2023, respectively.
(2)Finance lease cost is recorded as depreciation and amortization expense within cost of revenues or general and administrative expenses, dependent upon the nature and use of the ROU asset, and interest expense, net in the Consolidated Statements of Earnings.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in millions)	2025	2024
ROU assets
Operating leases(1)	$107	$79
Finance leases(2)	89	97
Total leased assets	$196	$176
Lease liabilities
Current lease liabilities:
Operating(1)	$28	$27
Finance(2)	10	10
Noncurrent lease liabilities:
Operating(1)	95	66
Finance(2)	96	103
Total lease liabilities	$229	$206
________________
(1)Operating lease ROU assets are included within other noncurrent assets and operating lease liabilities are included within other current liabilities (current portion) and other noncurrent liabilities (noncurrent portion) in the Consolidated Balance Sheets.
(2)Finance lease ROU assets are included within property, plant and equipment, net and finance lease liabilities are included within short-term borrowings and current portion of long-term debt (current portion) and long-term debt (noncurrent portion) in the Consolidated Balance Sheets.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24	$26	$28
Operating cash flows from finance leases	6	6	5
Financing cash flows from finance leases	10	9	8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	47	25	17
Finance leases	2	11	6

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted Average Lease Term and Discount Rate
Lease terms and discount rates related to leases are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	6 years	5 years
Finance leases	13 years	14 years
Weighted average discount rate:
Operating leases	5.5%	4.6%
Finance leases	5.9%	5.2%
Maturity of Lease Liabilities
As of December 31, 2025, future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows:

(Dollars in millions) Year Ending December 31,	Operating Leases	Finance Leases
2026	$27	$16
2027	26	13
2028	24	12
2029	18	11
2030	14	11
Thereafter	29	95
Total lease payments	138	158
Less: imputed interest	15	52
Present value of lease liabilities	123	106
Less: current maturities	28	10
Long-term lease obligations	$95	$96
Note 11. Income Taxes
Earnings before taxes consists of the following:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Earnings before taxes
Domestic	$324	$236	$197
Foreign	12	28	(5)
Total	$336	$264	$192

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income tax provision consists of the following:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Current:
Federal	$17	$15	$61
State	8	11	14
Foreign	5	2	1
Total current	30	28	76
Deferred:
Federal	27	16	(44)
State	4	4	(7)
Foreign	(3)	3	(1)
Total deferred	28	23	(52)
Total	$58	$51	$24
The reconciliation from the statutory federal income tax rate to our effective income tax rate for the year ended December 31, 2025 follows:

	Year Ended December 31, 2025
(Dollars in millions)	$	%
U.S. federal statutory income tax rate	$71	21.0%
Domestic state & local, net of federal benefit(1)	11	3.2%
Tax credits:
Research and development	(20)	(5.8)%
Other	(4)	(1.3)%
Nontaxable and nondeductible items, net:
Excess tax benefit on stock-based compensation	(8)	(2.4)%
Nondeductible officer compensation	6	1.8%
Other	1	0.3%
Cross-border taxes:
Global intangible low-taxed income	3	1.0%
Other	(1)	(0.3)%
Foreign reconciling items:
Canada
Changes in valuation allowance	3	1.0%
Israel
Rate differential	(2)	(0.6)%
Other	(2)	(0.6)%
Income tax provision and effective tax rate	$58	17.3%
________________
(1)State taxes in Connecticut, Florida, and Pennsylvania comprise the majority (greater than 50 percent) of the taxes in this category.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The reconciliation from the statutory federal income tax rate to our effective income tax rate for the years ended December 31, 2024 and 2023 (as previously disclosed, prior to the adoption of ASU 2023-09) follows:

	Year Ended December 31,
	2024	2023
Statutory federal rate	21.0%	21.0%
State rate, net of federal benefit	4.2%	2.5%
Foreign rate differential	(1.5)%	0.1%
Research and development credit, net of reserves	(7.1)%	(18.0)%
Excess tax benefit on stock-based compensation	(1.2)%	(0.1)%
Nondeductible officer compensation	1.2%	0.8%
Nondeductible expenses	0.6%	0.2%
Global intangible low-taxed income	2.1%	0.2%
Change in valuation allowance	0.7%	1.0%
Change in tax reserves	0.2%	1.1%
Purchase tax credits	(0.7)%	—%
Divestiture impact	—%	4.7%
Other	(0.2)%	(1.0)%
Effective tax rate	19.3%	12.5%

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Federal net operating loss	$1	$1
State net operating loss	6	6
Foreign net operating loss	11	7
Tax credit carryforwards	24	19
Lease liabilities	48	44
Capitalized R&D, net of amortization	77	143
Accrued compensation and benefits	29	27
Contract liabilities	20	20
Accrued expenses	4	3
Pension and postretirement plans	9	12
Inventory capitalization	9	8
Other	14	7
Total gross deferred tax assets	252	297
Less valuation allowance	36	25
Deferred tax assets	216	272
Deferred tax liabilities:
Right-of-use assets	(43)	(40)
Long-term contracts	(30)	(55)
Intangible assets	(33)	(39)
Property, plant and equipment, net	(22)	(23)
Other	(3)	(2)
Deferred tax liabilities	(131)	(159)
Net deferred tax asset	$85	$113
As of December 31, 2025, and 2024 the Company had U.S. federal net operating loss carryforwards of $15 million and $18 million, respectively, which we anticipate we will be able to utilize prior to their expiration which commences in 2032. The annual utilization of our federal NOL is limited to approximately $3 million pursuant to Section 382 of the Tax Code. Our foreign net operating losses have expirations ranging from 2041 to indefinite. We recorded an additional valuation allowance in Canada of $4 million and $2 million in 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had apportioned state net operating loss carryforwards of $108 million and $105 million, respectively, which are associated with jurisdictions in which we currently file and the Company expects to utilize prior to expiration except for those for which we have recorded a valuation allowance. Our state net operating losses have expirations ranging from 2025 to 2041 and are offset by a valuation allowance of $2 million.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which, among other items, allows a company to purchase transferable tax credits. During 2024, the Company purchased $25 million in tax credits for approximately $23 million in cash. These credits were used to offset the Company’s federal tax liability for 2023.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted, which includes a broad range of tax reform provisions. The OBBBA provides for an elective deduction for domestic research and development expenses starting in 2025, a reinstatement

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of elective 100% first-year bonus depreciation, and changes to existing international tax provisions. Due to the nature of the tax law changes, the Company has not realized a material impact in the Consolidated Statements of Earnings for the year ended December 31, 2025. For the year ended December 31, 2025 the Company reduced both income taxes payable and deferred tax assets by approximately $66 million as a result of the election to deduct a portion of previously capitalized research and development costs. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our circumstances in each year and anticipated guidance from the U.S. Department of the Treasury.
Cash paid for income taxes, net of refunds, in 2025 consists of the following:

(Dollars in millions)	Year Ended December 31, 2025
Federal	$12
State and local
Pennsylvania	4
New Jersey	3
California	2
Other	3
Cash paid for income taxes, net of refunds	$24
Cash paid for income taxes, net of refunds, was $71 million, and $45 million in 2024 and 2023, respectively (as previously disclosed, prior to the adoption of ASU 2023-09).
Tax Uncertainties
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management at least quarterly based on the best information available. The Company’s total liability for unrecognized tax benefits as of December 31, 2025, 2024 and 2023 was approximately $52 million, $48 million and $40 million, respectively; all of which will impact the effective tax rate when recognized. Approximately $2 million, $2 million and $2 million as of December 31, 2025, 2024 and 2023, respectively, was recorded within (and as an offset to) deferred tax assets. The table below summarizes the activity associated with our unrecognized tax benefits:

(Dollars in millions)	2025	2024	2023
Balance at January 1,	$48	$40	$24
Increase related to prior year tax positions	1	2	11
Increase related to current year tax positions	5	6	6
Decreases related to prior year tax positions	(2)	—	(1)
Balance at December 31,	$52	$48	$40
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through the tax year ended December 31, 2018 except as it relates to the net operating loss carryforward and tax credit carryforwards. Substantially all material state and local matters have been concluded for years through the tax year ended December 31, 2017. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through the tax years ending 2018.
As of December 31, 2025, the Company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”). The TCJA allows for a dividend received deduction for repatriation of foreign earnings. We intend to indefinitely reinvest these earnings. Should the Company’s undistributed earnings from its

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
investment in non‐U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes.
Note 12. Debt
The Company’s debt consists of the following:

	December 31,
(Dollars in millions)	2025	2024
2022 Term Loan A	$191	$203
Finance lease and other	152	159
Short-term borrowings related to factoring facilities (Note 4)	5	4
Total debt principal	348	366
Less unamortized debt issuance costs and discounts	(1)	(1)
Total debt, net	347	365
Less short-term borrowings and current portion of long-term debt	(26)	(25)
Total long-term debt	$321	$340

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provides for a term loan (the “2022 Term Loan A”) of $225 million bearing interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The outstanding balance of the 2022 Term Loan A at December 31, 2025 was $191 million. The fair value of the 2022 Term Loan A was approximately $190 million and $199 million at December 31, 2025 and 2024, respectively; however the Company has the ability to prepay the outstanding principal balance without penalty.
Subsequent to year-end, in January 2026, the Company repaid the remaining outstanding balance of the 2022 Term Loan A in the amount of $191 million. The was no prepayment penalty or other fee associated with prepaying the principal balance.
Credit Facilities
The 2022 Credit Agreement provides for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of December 31, 2025, the 2022 Revolving Credit Facility had a limit of $275 million. Loans under the 2022 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.48% to 2.10% depending on the leverage ratio, as defined in the 2022 Credit Agreement, or an alternative variable rate based on the higher of the Bank of America prime rate, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. The Company also pays a commitment fee ranging between 0.20% and 0.35% depending on the Company’s leverage ratio applied to the unused balance of the 2022 Revolving Credit Facility. There was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2025 and 2024. The weighted average interest rate on the 2022 Revolving Credit Facility as of December 31, 2024 was 6.72%.
Subsequent to year-end, in January 2026, the Company terminated the 2022 Credit Agreement and entered into a new senior unsecured credit agreement (the “2026 Credit Agreement”). The 2026 Credit

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Agreement provides for a revolving credit facility available for working capital requirements of the Company (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility has a limit of $500 million and expires in January 2031. Loans under the 2026 Revolving Credit Facility bear interest at a variable rate generally based on the SOFR, plus a spread ranging from 1.25% to 1.63% depending on the leverage ratio, as defined in the 2026 Credit Agreement, or an alternative variable rate based on the higher of the prime rate, as defined in the 2026 Credit Agreement, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2026 Credit Agreement. The Company also pays a commitment fee ranging between 0.15% and 0.30% depending on the Company’s leverage ratio applied to the unused balance of the 2026 Revolving Credit Facility.
The Company also maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $105 million and $130 million at December 31, 2025 and 2024, respectively (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $54 million and $36 million as of December 31, 2025 and 2024, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Finance Lease and Other
As of December 31, 2025, finance lease and other of $152 million includes approximately $106 million related to finance lease liabilities and $46 million related to our Menomonee Falls, WI manufacturing facility, which has been accounted for as a financing arrangement. Approximately $10 million has been recognized as the current portion of long-term debt for the finance lease liabilities and aforementioned financing arrangement.
Interest Paid
Total interest paid associated with our debt was $21 million, $27 million, and $38 million in 2025, 2024 and 2023, respectively. Our effective interest rate was approximately 5.71%, 6.80% and 6.65% for the years ended December 31, 2025, 2024 and 2023, respectively. The interest expense attributable to the amortization of debt issuance costs in 2025, 2024 and 2023 was not material.
Maturities
Maturities of debt as of December 31, 2025 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
2026	$26
2027	189
2028	8
2029	8
2030	9
Thereafter	108
Total principal payments	$348
Note 13. Pension and Other Postretirement Benefits
Retirement Plan Summary Information
The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility requirements for participation in the plans vary and benefits

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
generally are based on the participant's compensation and years of service, as defined in the respective plan. The Company's funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the Tax Code and regulations thereunder. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds. For all periods presented, the Company made no discretionary pension contributions. Plan assets are invested primarily in collective trust funds, which are primarily invested in bonds (both corporate and U.S. government), U.S. government-sponsored entity instruments, and cash and cash equivalents.
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
The following tables provide certain information regarding the Company's pension plans as of December 31, 2025 and 2024. In addition to the defined benefit pension plan information shown below, pension and other postretirement benefit plan liabilities on the Consolidated Balance Sheets includes other immaterial postretirement benefit plan and supplemental retirement plan liabilities.

	Defined Benefit Pension Plans
(Dollars in millions)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$127	$165
Interest cost	7	7
Actuarial loss (gain)	3	(4)
Benefits paid(1)	(8)	(41)
Benefit obligation at end of year	$129	$127
Change in plan assets:
Fair value of plan assets at beginning of year	$100	$134
Actual return on plan assets	8	—
Employer contributions	12	7
Benefits paid(1)	(8)	(41)
Fair value of plan assets at end of year	112	100
Funded status of the plans at year end	$(17)	$(27)
________________
(1)The 2024 amounts include the purchase of group annuity contracts to transfer certain benefit obligations and related plan assets of $24 million to an insurance company and lump sum payments to certain participants of $8 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The amounts recognized in the Consolidated Balance Sheets as of December 31, 2025 and 2024 consist of:

	Defined Benefit Pension Plans
(Dollars in millions)	2025	2024
Noncurrent assets	$1	$2
Noncurrent liabilities	(18)	(29)
Net liability recognized	$(17)	$(27)
Amounts recognized in accumulated other comprehensive loss (before taxes) at December 31, 2025 and 2024 consist of:

	Defined Benefit Pension Plans
(Dollars in millions)	2025	2024
Net actuarial loss (gain)	$28	$30
Total amount recognized in accumulated other comprehensive loss	$28	$30
The aggregate accumulated benefit obligation (“ABO”) for the Company's defined benefit pension plans combined was $119 million and $144 million at December 31, 2025 and 2024, respectively. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation (“PBO”). The table below presents information for the pension plans with an ABO and PBO in excess of the fair value of plan assets at December 31, 2025 and 2024:

(Dollars in millions)	2025	2024
Projected benefit obligation	$119	$144
Accumulated benefit obligation	119	144
Fair value of plan assets	101	113
The following table summarizes the weighted average actuarial assumptions used to determine our benefit obligations at December 31, 2025 and 2024:

	Defined Benefit Pension Plans
	2025	2024
Rate assumptions
Discount rate	5.2%	5.5%
Expected long-term return on plan assets	5.8%	6.4%
The following table summarizes the components of net periodic benefit cost for the Company's pension plans for the years ended December 31, 2025, 2024 and 2023. Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
plan assets or benefit obligations, over the average future lifetime for all plans that are frozen, and over the average remaining service period for active plans.

	Defined Benefit Pension Plans
(Dollars in millions)	2025	2024	2023
Interest cost	$7	$7	$8
Expected return on plan assets	(4)	(5)	(7)
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$4	$3	$2
The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company's pension plans for the years ended December 31, 2025, 2024 and 2023:

	Defined Benefit Pension Plans
(Dollars in millions)	2025	2024	2023
Net actuarial (gain) loss	$(1)	$1	$1
Amortization of net actuarial loss from prior years	(1)	(1)	(1)
Total recognized in other comprehensive income	$(2)	$—	$—
The following table summarizes the weighted average actuarial assumptions used to determine our net periodic benefit cost of the pension plans for the years ended December 31, 2025, 2024 and 2023:

	Defined Benefit Pension Plans
	2025	2024	2023
Rate assumptions
Discount rate	5.5%	4.8%	5.0%
Expected long-term return on plan assets	6.4%	6.5%	7.2%
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
Pension related expenses, other than service cost, are reflected in other, net on the Consolidated Statements of Earnings.
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

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
benefits. As the funding percentage increases the glide path reduces the amount of the assets invested in return seeking assets.
The table below represents all of the Company's funded pension plans' weighted average asset allocation at December 31, 2025 and 2024 by asset category:

	Asset Allocation
	2025	2024
Asset Category
Equity securities	—%	18%
Debt securities	94%	72%
Other, primarily cash and cash equivalents, and hedge funds	6%	10%
The table below presents the target allocation ranges for each major asset category for the Company's pension plans for the years ended December 31, 2025 and 2024:

	Target Asset Allocation Range
	2025	2024
Asset Category
Equity securities	0%	11% - 19%
Debt securities	96% - 100%	75% - 91%
Other, primarily cash and cash equivalents and hedge funds	0% - 4%	0% - 4%
The following tables provides the fair value of plan assets held by our pension plans by asset category and by fair value hierarchy level.

	December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Collective trust funds	$—	$112	$—	$112
Total	$—	$112	$—	$112

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Asset category
Investments measured at fair value:
Cash and cash equivalents	$8	$—	$—	$8
Equity securities	6	—	—	6
Collective trust funds	—	100	—	100
Total	$14	$100	$—	$114

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the year ended December 31, 2026, the Company expects to contribute $6 million to its pension plans.
The following table presents expected pension benefit payments over the next ten years:

(Dollars in millions) Year Ending December 31,	Defined Benefit Pension Plans
2026	$9
2027	9
2028	10
2029	10
2030	10
2031-2035	49
Defined Contribution Plans
The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for the years ended December 31, 2025, 2024 and 2023, amounted to $35 million, $31 million, and $28 million, respectively.
Note 14. Stock-based Compensation Plans
The Company’s 2022 Omnibus Equity Compensation Plan (the “2022 Equity Plan”) allows for grants of stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”) and performance-based awards. In May 2024, the 2022 Equity Plan was amended and restated to increase the common stock available for issuance under the plan by 8,100,000 shares and to extend the terms of the plan to expire on the tenth anniversary of the amended and restated plan’s effective date. As of December 31, 2025, there were 9 million shares of the Company’s common stock reserved for future issuances under the 2022 Equity Plan.
In November 2022, in conjunction with the acquisition of RADA Electronic Industries Ltd (“RADA”), the Company assumed 5.4 million stock options. The outstanding stock options were exchanged into options to purchase the Company’s common stock. The assumed stock options are subject to the same terms and conditions as the original awards, including time-based vesting. The options are generally exercisable for 48 months following the date of vesting.
During 2023, the Company granted equity awards in the form of RSUs and performance-based restricted stock units (“PRSUs”) under the 2022 Equity Plan. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: Relative Total Shareholder Return (“rTSR”), Revenue Growth, and Return on Invested Capital (“ROIC”).
During 2024 and 2025, the Company granted equity awards in the form of RSUs and PRSUs under the 2022 Equity Plan. The RSUs are subject to annual time-based vesting over a three-year period. The PRSUs are subject to both time and performance-based vesting based upon the achievement of three financial metrics over a three-year period: rTSR, Adjusted Diluted EPS, and ROIC.
The fair value of stock options is measured on the date of the acquisition of RADA using the Black-Scholes option pricing model. The fair value of market condition PRSUs is measured on the date of grant using the Monte Carlo Simulation Model. Expense for time-based awards is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.
In May 2024, the Company established the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s stock at 90% of the fair market value on

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the date of purchase. As of December 31, 2025, there were 2 million shares of the Company’s common stock reserved for future issuances under the ESPP.
Stock-based compensation, which was recorded in the Consolidated Statements of Earnings within general and administrative expenses, and the related tax benefits recognized for the periods presented consists of the following:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Total stock-based compensation expense	$32	$22	$17
Tax benefits recognized from stock-based compensation	6	6	2
Stock Options
The following table shows a summary of all option activity under the 2022 Equity Plan for the year ended December 31, 2025:

	Number of Shares (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding as of January 1, 2025	1.57	$10.39	3	$34
Exercised	(0.36)	10.28
Forfeited	(0.02)	10.66
Outstanding as of December 31, 2025	1.19	$10.42	2	$28
Exercisable as of December 31, 2025	1.14	$10.43	2	$27
Vested and expected to vest as of December 31, 2025	1.19	$10.42	2	$28
There were no stock options granted or assumed during 2025. As of December 31, 2025, total compensation expense not yet recognized related to unvested options was approximately $1 million, which is expected to be recognized over a weighted average period of less than one year. The total intrinsic value of stock options exercised during the year ended December 31, 2025, was $11 million.
RSUs
The following table shows a summary of all RSU activity under the 2022 Equity Plan for the year ended December 31, 2025:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1.31	$16.89
Granted	0.46	33.23
Vested	(0.73)	15.18
Forfeited	(0.03)	24.91
Unvested as of December 31, 2025	1.01	$25.39
As of December 31, 2025, total compensation expense not yet recognized related to unvested RSUs was approximately $12 million, which is expected to be recognized over a weighted average period of 2 years. The fair value of RSUs that vested in 2025 was $25 million.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PRSUs
The following table shows a summary of all PRSU activity under the 2022 Equity Plan for the year ended December 31, 2025:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1.51	$16.19
Granted	0.28	37.96
Vested	(0.99)	10.25
Forfeited	(0.04)	25.61
Performance adjustments	0.39	10.68
Unvested as of December 31, 2025	1.15	$21.74
The Monte Carlo Model assumptions used in valuing market condition PRSUs during the periods presented are set forth in the following table:

	Year Ended December 31,
	2025	2024	2023
Grant date stock price	$32.71	$21.51	$14.74
Expected volatility	37.4%	36.0%	51.2%
Risk-free interest rate	3.7%	4.9%	4.0%
Expected dividend yield	—%	—%	—%
As of December 31, 2025, total compensation expense not yet recognized related to unvested PRSUs was approximately $12 million, which is expected to be recognized over a weighted average period of 2 years. The fair value of PRSUs that vested in 2025 was $19 million.
Note 15. Earnings Per Share, Stock Repurchases, and Dividends
EPS

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Net earnings	$278	$213	$168
Basic weighted average number of shares outstanding	265.9	263.7	261.5
Impact of dilutive stock-based awards	2.8	4.0	2.7
Diluted weighted average number of shares outstanding	268.7	267.7	264.2
Basic earnings per share	$1.05	$0.81	$0.64
Diluted earnings per share	$1.03	$0.80	$0.64
The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards (which primarily consist of employee stock options, RSUs and PRSUs).
Stock Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of December 31, 2025, the

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company has repurchased approximately $35 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $.09 per share of its common stock each quarter during 2025. Subsequent to quarter end, the Company’s Board declared a cash dividend of $.09 per share of common stock payable on March 24, 2026 to stockholders of record as of the close of business on March 10, 2026.
Note 16. Commitments and Contingencies
Commitments
The Company’s commitments are primarily related to our lease agreements, purchase obligations, and credit agreements. See Note 10: Leases and Note 12: Debt for additional information on our leases and credit agreements.
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
Restructuring costs
We engage in targeted restructuring initiatives in order to rationalize headcount and align our operations in a more strategic and cost-efficient structure. In connection with these restructuring initiatives, we recorded charges totaling $2 million, $8 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively. These restructuring initiatives were within our ASC segment and were substantially completed as of December 31, 2025. Costs incurred were related to employee termination and severance costs, as well as costs related to discontinuing product lines or closing down of locations. Charges were recorded within other operating expenses, net, on the

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Consolidated Statements of Earnings. See the table below for a breakout of restructuring costs by nature of cost incurred:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Severance	$2	$6	$9
Facility abandonment	—	2	2
Total	$2	$8	$11
The following is a summary of changes in the restructuring provision balance during the years ended December 31, 2025 and 2024:

(Dollars in millions)
Balance at January 1, 2024	$10
Additional provision	8
Reversal and utilization	(17)
Balance at December 31, 2024	1
Additional provision	2
Reversal and utilization	(2)
Balance at December 31, 2025	$1
Product Warranties
Product warranty costs generally are accrued in proportion to product revenue realized in conjunction with our over time revenue recognition policy. Product warranty expense is recognized based on the term of the product warranty, generally one year to three years, and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The following is a summary of changes in the product warranty balances during the years ended December 31, 2025 and 2024:

(Dollars in millions)
Balance at January 1, 2024	$26
Additional provision	16
Reversal and utilization	(13)
Balance at December 31, 2024	$29
Additional provision	25
Reversal and utilization	(21)
Balance at December 31, 2025	$33
Note 17. Related Party Transactions
Although we operate largely independently from Leonardo S.p.A., our indirect majority stockholder, and the amended and restated proxy agreement contains limitations on services that we may provide to and receive from Leonardo S.p.A. and its affiliates, we have historically provided, and expect to continue to provide, certain services to Leonardo S.p.A. and its affiliates to support its U.S. operations (aside from us). These services include financial, tax, trade compliance, marketing and communications and legal.
The Company also has related party sales and purchases with the indirect majority stockholder and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $29 million, $30 million and $40 million for the years ended December 31, 2025, 2024

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and 2023, respectively. Related party purchases are included in cost of revenues and were $7 million, $7 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The receivables with the indirect majority stockholder and its other affiliates of $5 million and $19 million, respectively, and payables of $5 million and $4 million, respectively, as of December 31, 2025 and 2024, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there was a related party balance in contract assets of $16 million and $12 million, respectively, as of December 31, 2025 and 2024.
The Company entered into a Tax Allocation Agreement with US Holding, dated as of November 16, 2020. See Note 1: Summary of Significant Accounting Policies for more information.
The Company has an investment in the preferred stock of a private company and holds two board seats in the investee. Related party sales to this company were $6 million for the year ended December 31, 2025. The Company also had $6 million of related party balances in contract assets with this company at December 31, 2025.
Note 18. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. Our Chief Executive Officer is our CODM. The Company’s operating and reportable segments consist of ASC and IMS. All other operations, which consists primarily of DRS corporate headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations. See Note 1: Summary of Significant Accounting Policies for a description of our reportable segments.
The CODM primarily uses operating earnings to manage the Company and allocate resources. Operating earnings is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments.
Certain information related to our segments for the years ended December 31, 2025, 2024 and 2023, is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating earnings is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the years ended December 31, 2025, 2024 and 2023, consists of the following:

(Dollars in millions)	2025	2024	2023
Revenues
ASC	$2,355	$2,118	$1,831
IMS	1,307	1,138	1,021
Corporate & Eliminations	(14)	(22)	(26)
Total revenues	$3,648	$3,234	$2,826

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost of revenues
ASC	$1,727	$1,598	$1,370
IMS	1,066	922	834
Corporate & Eliminations	(14)	(22)	(26)
Total cost of revenues	$2,779	$2,498	$2,178

General and administrative
ASC	$260	$234	$226
IMS	101	81	79
Corporate & Eliminations	7	7	(3)
Total general and administrative	$368	$322	$302

Company-funded independent research and development
ASC	$104	$74	$66
IMS	25	18	16
Corporate & Eliminations	—	—	—
Total company-funded independent research and development	$129	$92	$82

Amortization of acquired intangible assets
ASC	$22	$22	$22
IMS	—	—	—
Corporate & Eliminations	—	—	—
Total amortization of acquired intangible assets	$22	$22	$22

Other segment items
ASC	$2	$7	$11
IMS	—	—	—
Corporate & Eliminations	—	—	—
Total other segment items(1)	$2	$7	$11

Operating earnings
ASC	$240	$183	$136
IMS	115	117	92
Corporate & Eliminations	(7)	(7)	3
Total operating earnings	$348	$293	$231
Interest expense	(8)	(21)	(36)
Other, net	(4)	(8)	(3)
Earnings before taxes	$336	$264	$192
________________
(1)Includes ASC restructuring costs for the periods presented.

LEONARDO DRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total intersegment revenues by segment for the years ended December 31, 2025, 2024 and 2023, consists of the following:

(Dollars in millions)	2025	2024	2023
ASC	$12	$21	$25
IMS	2	1	1
Total intersegment revenues	$14	$22	$26
Depreciation by segment for the years ended December 31, 2025, 2024 and 2023, consists of the following:

(Dollars in millions)	2025	2024	2023
ASC	$49	$48	$44
IMS	22	21	19
Total depreciation	$71	$69	$63
Total assets by segment as of December 31, 2025 and 2024, consists of the following:

(Dollars in millions)	2025	2024
ASC	$2,451	$2,249
IMS	1,300	1,225
Corporate & Eliminations	735	710
Total assets	$4,486	$4,184

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2025 and determined these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Leonardo DRS, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Leonardo DRS, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Leonardo DRS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 26, 2026

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, is incorporated by reference herein to the Proxy Statement section entitled “Delinquent Section 16(a) Reports.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Annual Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Exchange Act, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference herein to the Proxy Statement sections entitled “Stock Ownership of Management Table,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Equity Compensation Plan Information” and “Persons Owning More than 5% of Leonardo DRS Common Stock.”
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements (1 to 18)
2. Financial Statement Schedules
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

3.1	Third Amended and Restated Certificate of Incorporation of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025)
3.2	Fifth Amended and Restated Bylaws of Leonardo DRS, Inc., as in effect (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025)
4.1*	Description of Leonardo DRS, Inc. Securities
10.1
Tax Allocation Agreement, dated as of November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on February 26, 2021)

10.2
Trademark License Agreement, dated as of January 1, 2021, by and between Leonardo DRS, Inc. and Leonardo – Società per azioni (incorporated by reference to Exhibit 10.6 to the Company’s POS AM on Form S-1 filed on June 11, 2021)

10.3
First Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 28, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on August 3, 2022)

10.4
Second Amendment to Tax Allocation Agreement, dated November 16, 2020, by and among Leonardo US Holding, Inc., Leonardo DRS, Inc. and Leonardo Aircraft, Inc., effective July 29, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on August 3, 2022)

10.5
Amended and Restated Proxy Agreement, dated as of March 1, 2025, by and among Leonardo DRS, Inc., the individual Proxy Holders signatories thereto, Leonardo US Holding, Inc., Leonardo – Società per azioni and the U.S. Department of Defense, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2025)

10.6
Registration Rights Agreement, dated as of November 28, 2022, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on November 28, 2022)

10.7
Amended and Restated Cooperation Agreement, dated as of June 18, 2025, by and among Leonardo DRS, Inc., Leonardo S.P.A. and Leonardo US Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025)

10.8
Credit Agreement dated as of November 29, 2022, by and among Leonardo DRS, Inc. referred to therein, each of the lenders identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2022)

10.9
Credit Agreement, dated as of January 28, 2026, by and among Leonardo DRS, Inc., certain subsidiaries of Leonardo DRS, Inc. referred to therein, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2026)

10.10†
Employment Agreement, dated as of November 22, 2022, by and between Leonardo DRS, Inc. and William J. Lynn III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B filed on November 28, 2022)

10.11†
Employment Agreement, dated as of October 27, 2025, by and between Leonardo DRS, Inc. and John Baylouny (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2025)

10.12†
Transition Separation Plan, dated as of October 27, 2025, by and between Leonardo DRS, Inc. and William J. Lynn III (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 29, 2025)

10.13†	Leonardo DRS Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.14†	Leonardo DRS Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.15†	Leonardo DRS, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
10.16†	Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.17†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.18†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 26, 2021)
10.19†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated November 28, 2022)
10.20†	Form of Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.21†	Form of Performance Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.22†	Form of Director Restricted Stock Unit Award Agreement (2023) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
10.23†	Leonardo DRS, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024)
10.24†
Leonardo DRS, Inc. 2022 Omnibus Equity Compensation Plan (amended and restated effective May 15, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 17, 2024)

19	Insider Trading Policy, effective as of February 10, 2025 (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 25, 2026.

LEONARDO DRS, INC.

By:	/s/ John Baylouny
Name: John Baylouny
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2026 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ John Baylouny	Director, Chief Executive Officer (Principal Executive Officer)
John Baylouny

/s/ Michael D. Dippold	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael D. Dippold

/s/ Pamela J. Morrow	Senior Vice President and Controller (Principal Accounting Officer)
Pamela J. Morrow

/s/ Louis R. Brothers	Director
Louis R. Brothers

/s/ David W. Carey	Director
David W. Carey

/s/ General George W. Casey, Jr. (Ret.)	Director
General George W. Casey, Jr. (Ret.)

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Eric C. Salzman	Director
Eric C. Salzman

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Gail Baker	Director
Gail Baker

/s/ Mary E. Gallagher	Director
Mary E. Gallagher