Form 10-Q
period 2026-03-31
Leonardo DRS, Inc.
filed 2026-05-05
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 266,762,087 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if future performance and outcomes are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•Disruptions, including from government shutdowns, or deteriorations in our relationship with the relevant agencies of the U.S. government, as well as any failure to pass routine audits or otherwise comply with governmental requirements including those related to security clearance or procurement rules, including the False Claims Act;
•Significant delays, including from government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly;
•Any failure to comply with the amended and restated proxy agreement with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”);
•The effect of inflation and other cost pressures on our supply chain and/or our labor costs;
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
•Preferences for set-asides for small or small disadvantaged businesses could impact our ability to be a prime contractor;
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
•Natural disasters, severe weather or other significant disruptions;
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
Other risks, uncertainties and factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read the discussion of these factors carefully to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025
Revenues	$846	$799
Cost of revenues	(634)	(618)
Gross profit	212	181
General and administrative expenses	(130)	(117)
Amortization of acquired intangible assets	(5)	(5)
Operating earnings	77	59
Interest expense, net	—	(1)
Earnings before taxes	77	58
Income tax provision	(15)	(8)
Net earnings	$62	$50

Net earnings per share from common stock:
Basic earnings per share	$0.23	$0.19
Diluted earnings per share	$0.23	$0.19
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net earnings	$62	$50
Other comprehensive (loss) income, net of income taxes:
Net unrealized (loss) gain on derivative instruments	(1)	—
Other comprehensive (loss) income, net of income taxes	(1)	—
Total comprehensive income	$61	$50
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$328	$647
Accounts receivable, net	324	334
Contract assets	975	931
Inventories	371	352
Prepaid expenses	27	26
Other current assets	31	36
Total current assets	2,056	2,326
Noncurrent assets:
Property, plant and equipment, net	512	512
Intangible assets, net	106	112
Goodwill	1,238	1,238
Deferred tax assets	89	88
Other noncurrent assets	210	210
Total noncurrent assets	2,155	2,160
Total assets	$4,211	$4,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$11	$26
Accounts payable	187	351
Contract liabilities	640	585
Other current liabilities	267	269
Total current liabilities	1,105	1,231
Noncurrent liabilities:
Long-term debt	140	321
Pension and other postretirement benefit plan liabilities	32	35
Deferred tax liabilities	4	3
Other noncurrent liabilities	160	166
Total noncurrent liabilities	336	525
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 265,965,593 and 265,822,404 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	5,062	5,083
Accumulated deficit	(2,253)	(2,315)
Accumulated other comprehensive loss	(42)	(41)
Total stockholders' equity	2,770	2,730
Total liabilities and stockholders' equity	$4,211	$4,486
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$62	$50
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24	23
Deferred income taxes	—	1
Stock-based compensation expense	4	8
Changes in assets and liabilities:
Accounts receivable	10	(1)
Contract assets	(44)	(110)
Inventories	(19)	(27)
Prepaid expenses	(1)	(1)
Other current assets	4	14
Other noncurrent assets	4	6
Defined benefit obligations	(3)	(5)
Accounts payable	(152)	(126)
Contract liabilities	55	68
Other current liabilities	(3)	(32)
Other noncurrent liabilities	(7)	(6)
Net cash used in operating activities	(66)	(138)
Investing activities
Capital expenditures	(30)	(32)
Proceeds from sales of assets	1	—
Net cash used in investing activities	(29)	(32)
Financing activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(4)	2
Repayments of borrowings	(191)	(3)
Proceeds from stock issuance	3	—
Repurchases of common stock	(4)	(3)
Payments of employee taxes withheld from stock-based awards	—	(17)
Dividends paid	(7)	(7)
Dividends paid to related party	(17)	(17)
Other	(4)	(3)
Net cash used in financing activities	(224)	(48)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(319)	(218)
Cash and cash equivalents at beginning of year	647	598
Cash and cash equivalents at end of period	$328	$380
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions, except per share amounts)	Shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2024	265	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	—	—	50	50
Stock-based compensation activity	1	—	(9)	—	—	(9)
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(3)	—	—	(3)
Balance as of March 31, 2025	266	$3	$5,158	$(47)	$(2,543)	$2,571

Balance as of December 31, 2025	266	$3	$5,083	$(41)	$(2,315)	$2,730
Total comprehensive income	—	—	—	(1)	62	61
Stock-based compensation activity	—	—	7	—	—	7
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(4)	—	—	(4)
Balance as of March 31, 2026	266	$3	$5,062	$(42)	$(2,253)	$2,770
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The U.S. government is our largest customer and accounts for approximately 79% and 78% of our total revenues as an end-user for the three months ended March 31, 2026 and 2025, respectively. Our U.S. government revenues are highly concentrated with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”). Specific international and commercial market opportunities exist within these segments and comprise approximately 21% and 22% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
C.New Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. We are currently evaluating the impact of adopting this new pronouncement.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025
Revenue and operating earnings	$4	$(9)
Total % of revenue	—%	1%
Net earnings	$3	$(7)
Impact on diluted earnings per share	$0.01	$(0.03)
The impacts noted above are attributed primarily to changes in our fixed-price programs. As changes happen in the design required to achieve contractual specifications, those changes often result in a change in the programs’ estimates and related profitability.
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

(Dollars in millions)	March 31, 2026	December 31, 2025
Contract assets	$975	$931
Contract liabilities	640	585
Revenue recognized in the three months ended March 31, 2026 and 2025, that was included in the contract liability balance at the beginning of each period was $209 million and $161 million, respectively.
Value of Remaining Performance Obligations
As of March 31, 2026, the total value of our remaining performance obligations was $8,382 million. We expect to recognize approximately 32% of our March 31, 2026 remaining performance obligations as revenue over the next nine months, with the remainder to be recognized thereafter. Approximately 45% of our remaining performance obligations relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 11 years.
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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenue by Geographical Region
United States	$471	$446
International	81	62
Intersegment sales	7	3
Total	$559	$511
Revenue by Customer Relationship
Prime contractor	$261	$224
Subcontractor	291	284
Intersegment sales	7	3
Total	$559	$511
Revenue by Contract Type
Fixed-price	$491	$437
Flexibly priced(1)	61	71
Intersegment sales	7	3
Total	$559	$511
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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenue by Geographical Region
United States	$277	$294
International	17	(3)
Intersegment sales	1	—
Total	$295	$291
Revenue by Customer Relationship
Prime contractor	$62	$46
Subcontractor	232	245
Intersegment sales	1	—
Total	$295	$291
Revenue by Contract Type
Fixed-price	$242	$254
Flexibly priced(1)	52	37
Intersegment sales	1	—
Total	$295	$291
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consist of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Accounts receivable	$326	$335
Less allowance for credit losses	(2)	(1)
Accounts receivable, net	$324	$334
As of March 31, 2026 and December 31, 2025, the Company has $54 million and $53 million of noncurrent accounts receivable, respectively, that is included in other noncurrent assets in our Consolidated Balance Sheets.
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $175 million and $225 million as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026 and 2025, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning balance	$70	$130
Sales of receivables	—	25
Cash returned to purchasers	(68)	(126)
Outstanding balance sold to purchasers	2	29
Cash collected, not remitted to purchasers(1)	(1)	(3)
Remaining sold receivables	$1	$26
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consists of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Raw materials	$99	$112
Work in progress	260	225
Finished goods	12	15
Total inventories	$371	$352

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Land, buildings and improvements	$457	$389
Plant and machinery	217	212
Equipment and other	431	487
Total property, plant and equipment, at cost	1,105	1,088
Less accumulated depreciation	(593)	(576)
Total property, plant and equipment, net	$512	$512
Depreciation expense related to property, plant and equipment was $19 million and $18 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7. Other Liabilities
A summary of significant other liabilities by balance sheet caption follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Salaries, wages and accrued bonuses	$64	$85
Fringe benefits	72	60
Provision for contract losses	32	35
Operating lease liabilities	29	28
Taxes payable	18	10
Warranty reserves	26	24
Other	26	27
Total other current liabilities	$267	$269
Operating lease liabilities	$91	$95
Unrecognized tax benefits	50	50
Warranty reserves	8	9
Other	11	12
Total other noncurrent liabilities	$160	$166

Note 8. Intangible Assets
Intangible assets consists of the following:

	March 31, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(989)	$98	$1,087	$(984)	$103
Patents and licenses	18	(10)	8	18	(9)	9
Total intangible assets	$1,105	$(999)	$106	$1,105	$(993)	$112
Amortization expense related to acquired intangible assets was $5 million for the three months ended March 31, 2026 and 2025.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes
Our effective tax rate was 19.5% and 13.8% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the effective tax rate was lower than the statutory rate primarily due to the benefit of estimated benefits from tax credits. For the three months ended March 31, 2025, the effective tax rate was lower than the statutory rate primarily due to recognition of discrete tax benefits associated with the vesting of stock-based compensation.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
2022 Term Loan A	$—	$191
Finance lease and other	150	152
Short-term borrowings related to factoring facilities (Note 4)	1	5
Total debt principal	151	348
Less unamortized debt issuance costs and discounts	—	(1)
Total debt, net	151	347
Less short-term borrowings and current portion of long-term debt	(11)	(26)
Total long-term debt	$140	$321

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provided for a term loan (the “2022 Term Loan A”) of $225 million. The fair value of the 2022 Term Loan A was approximately $190 million at December 31, 2025. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
In January 2026, the Company repaid the remaining outstanding balance of the 2022 Term Loan A in the amount of $191 million and terminated the 2022 Credit Agreement. There was no prepayment penalty or other fee associated with prepaying the principal balance.
Credit Facilities
The 2022 Credit Agreement provided for a revolving credit facility available for the working capital needs of the Company (the “2022 Revolving Credit Facility”). As of December 31, 2025, the 2022 Revolving Credit Facility had a limit of $275 million. There was no outstanding balance on the 2022 Revolving Credit Facility as of December 31, 2025. As noted above, the 2022 Credit Agreement was terminated in January 2026.
In January 2026, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank N.A. and the other lenders party thereto (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a revolving credit facility available for the working capital requirements of the Company (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility has a limit of $500 million and expires in January 2031. There was no outstanding balance on the 2026 Revolving Credit Facility as of March 31, 2026. Loans under the 2026 Revolving Credit Facility bear interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.63% depending on the leverage ratio, as defined in the 2026 Credit Agreement, or an alternative variable rate based on the higher of the prime rate, as defined in the 2026 Credit Agreement, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2026 Credit Agreement. The Company also pays a commitment fee

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ranging between 0.15% and 0.30% depending on the Company’s leverage ratio applied to the unused balance of the 2026 Revolving Credit Facility. The 2026 Credit Agreement allows for up to $75 million of the 2026 Revolving Credit Facility to be used to issue letters of credit in support of Company contracts. As of March 31, 2026, the Company had outstanding letters of credit against the 2026 Revolving Credit Facility of $8 million.
In addition to the letters of credit issued under the 2026 Revolving Credit Facility, the Company maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $105 million at March 31, 2026 and December 31, 2025 (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $49 million and $54 million as of March 31, 2026 and December 31, 2025, respectively, which reduces the available capacity of the Financial Institution Credit Facilities by an equal amount.
Maturities
Maturities of debt as of March 31, 2026 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
Remainder of 2026	$11
2027	9
2028	9
2029	9
2030	9
Thereafter	104
Total principal payments	$151
Note 11. Earnings Per Share (“EPS”), Stock Repurchases and Dividends
EPS

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net earnings	$62	$50
Basic weighted average number of shares outstanding	265.9	265.3
Impact of dilutive stock-based awards	2.8	3.5
Diluted weighted average number of shares outstanding	268.7	268.8
Basic earnings per share	$0.23	$0.19
Diluted earnings per share	$0.23	$0.19
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
Stock Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of March 31, 2026, the Company

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
has repurchased approximately $39 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $0.09 per share of its common stock during the three months ended March 31, 2026. Subsequent to quarter end, the Company’s Board declared a cash dividend of $0.09 per share of common stock payable on June 2, 2026 to stockholders of record as of the close of business on May 19, 2026.
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
Note 13. Related Party Transactions
The Company has related party sales and purchases with Leonardo S.p.A., our indirect majority stockholder, and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $3 million and $4 million for the three months ended March 31, 2026 and 2025, respectively. Related party purchases are included in cost of revenues and were immaterial for the three months ended March 31, 2026 and 2025. The receivables with the indirect majority stockholder and its other affiliates of $6 million and $5 million, respectively, and payables of $4 million and $5 million, respectively, as of March 31, 2026 and December 31, 2025, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there were related party balances in contract assets of $15 million and $16 million at March 31, 2026 and December 31, 2025, respectively.
The Company has an investment of $21 million in the preferred stock of a private company that is included in other noncurrent assets in our Consolidated Balance Sheets. The Company holds two board

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
seats in the investee. Related party sales to this company were immaterial for the three months ended March 31, 2026. The Company had immaterial related party balances in accounts receivable with this company at March 31, 2026. The Company had $5 million and $6 million of related party balances in contract assets with this company at March 31, 2026 and December 31, 2025, respectively.
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
Certain information related to our segments for the periods ended March 31, 2026 and 2025 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating earnings is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended March 31, 2026 and 2025 consists of the following:

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenues
ASC	$559	$511
IMS	295	291
Corporate & Eliminations	(8)	(3)
Total revenues	$846	$799

Cost of revenues
ASC	$420	$392
IMS	222	229
Corporate & Eliminations	(8)	(3)
Total cost of revenues	$634	$618

General and administrative
ASC	$70	$66
IMS	29	23
Corporate & Eliminations	—	—
Total general and administrative	$99	$89

Company-funded independent research and development
ASC	$24	$23
IMS	7	5
Corporate & Eliminations	—	—
Total company-funded independent research and development	$31	$28

Amortization of acquired intangible assets
ASC	$5	$5
IMS	—	—
Corporate & Eliminations	—	—
Total amortization of acquired intangible assets	$5	$5

Operating earnings
ASC	$40	$25
IMS	37	34
Corporate & Eliminations	—	—
Total operating earnings	$77	$59
Interest expense, net	—	(1)
Earnings before taxes	$77	$58
Total intersegment revenues by segment for the periods ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
ASC	$7	$3
IMS	1	—
Total intersegment revenues	$8	$3

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation by segment for the periods ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
ASC	$13	$12
IMS	6	6
Total depreciation	$19	$18
Total assets by segment as of March 31, 2026 and December 31, 2025, consists of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
ASC	$2,520	$2,451
IMS	1,252	1,300
Corporate & Eliminations	439	735
Total assets	$4,211	$4,486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report.
This discussion and other parts of this Quarterly Report include forward-looking statements such as those relating to our plans, objectives, expectations and beliefs, which involve risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements and Information” in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview and Considerations
General
DRS is an innovative and agile provider of advanced defense technology to U.S. national security customers and allies around the world. We specialize in the design, development and manufacture of advanced sensing, network computing, force protection, and electric power and propulsion technologies and solutions. The strength of our market positioning in these technology areas has created a foundational and diverse base of programs across the DoW and its allies. We believe these technologies will not only support our customers in today’s mission but will also underpin their strategy to migrate towards more autonomous, dynamic, interconnected, and multi-domain capabilities needed to address evolving and emerging threats. We view more advanced capabilities in sensing, computing, self-protection and power as necessary to enable these strategic priorities.
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoW. The U.S. government, primarily with the DoW, is our largest customer and, for the three months ended March 31, 2026, accounted for approximately 79% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 39% and 35%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
Within ASC, we are increasingly combining sensing, computing, and software to support applications such as counter-unmanned aircraft systems (“C-UAS”), electronic warfare, and networked sensing, where performance depends on the ability to detect, process, and act on data in real time. These integrated capabilities are designed to support evolving operational concepts that emphasize distributed operations, resilient communications, and decision advantage at the tactical edge.
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
DRS is also an integrator of complex systems in ground vehicles for short-range air defense, C-UAS, and vehicle survivability and protection. Our short-range air defense systems integrate advanced active electronically scanned array radars, EW equipment, reconnaissance and surveillance systems, mission command capabilities, modular combat vehicle turrets, and stabilized sensor suites, as well as kinetic and directed energy countermeasures to protect against evolving threats. Our force protection systems, including solutions for C-UAS, help protect personnel and defense assets from enemy combatants.
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
We continue to align our investment strategy with the evolving priorities of the DoW, with a particular focus on increasing internal research and development to accelerate innovation in advanced sensing, networked systems, force protection and naval power & propulsion. In parallel, we are selectively investing in capacity, engineering resources and supply chain readiness to enhance our ability to deliver critical capabilities at the speed required by our service members.
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
The ongoing conflict in Ukraine, continued instability in parts of Latin America, and increasing risks across the Middle East and the Western Pacific have heightened global tensions and underscored evolving security requirements in Europe, the Middle East, Indo-Pacific, Latin America and within the U.S. In particular, the conflict involving Iran and associated regional escalation, including heightened maritime security risks and disruptions affecting commercial shipping and energy markets, has further amplified geopolitical uncertainty and the need for enhanced deterrence, integrated air and missile defense, cyber resilience, intelligence, surveillance, and reconnaissance, EW and secure communications. These developments have resulted in and may continue to result in, increased demand for defense products and services.
We believe the current global security environment continues to underscore the need for strong deterrence and robust defense capabilities. We are actively evaluating both opportunities and risks associated with these conditions.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 79% and 78% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. Our U.S. government sales are highly concentrated within our DoW customers, which made up the overwhelming majority of our U.S. government revenue for the periods presented and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 39% and 35%, respectively, of our total revenues for the three months ended March 31, 2026. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoW. The DoW budget is the largest defense budget in the world.
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
Fiscal year (“FY”) 2026 defense funding has been enacted through a combination of authorizations and full-year appropriations. The President’s FY2026 budget request (June 2025) proposed $848 billion in base (discretionary) funding and $113 billion in reconciliation (mandatory) funding. The One Big Beautiful Bill Act, signed July 4, 2025, provided more than $150 billion in mandatory national defense funding (including the $113 billion reconciliation amount) available through September 30, 2029. The FY2026 National Defense Authorization Act (“NDAA”) was signed on December 18, 2025, authorizing approximately $901 billion for defense. Following a continuing resolution signed November 12, 2025 (through January 30, 2026), Congress completed full-year FY2026 appropriations via the Consolidated Appropriations Act, 2026 (signed February 3, 2026), which included the Department of Defense Appropriations Act and provided approximately $839 billion for the DoW. Together, these actions established the FY2026 budget baseline and related multi-year mandatory resources supporting national defense priorities.
For FY2027, the Administration released topline details of the President’s budget request on April 3, 2026, proposing a significantly higher level of national defense resources, including approximately $1.15 trillion in base (discretionary) funding for the national defense function and an additional $350 billion in proposed reconciliation (mandatory) funding, subject to congressional action. The FY2027 budget will proceed through the standard congressional authorization and appropriations process (including development and consideration of the FY2027 NDAA and annual appropriations measures), alongside any separate reconciliation legislation if pursued. The timing and outcome of FY2027 enactment will depend on congressional negotiations, including potential continuing resolutions if annual appropriations are not completed by the start of the fiscal year on October 1, 2026.
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
Our defense contracts and subcontracts that require the submission of cost or pricing data are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on cost-

type or price redeterminable-type contracts on a yearly basis. Approval of an incurred cost submission can take from one to three years from the date of the submission of the contract cost.
U.S. government contracts are, by their terms, generally subject to termination by the U.S. government for either convenience or default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. If a contract termination is for default, however, the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government. In these circumstances, the U.S. government is not liable for excess costs incurred by us in procuring undelivered items from another source.
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
Components of Operations
Revenue
For the three months ended March 31, 2026, 87% of our revenue was derived from fixed-price contracts. This was consistent with the three months ended March 31, 2025, which realized revenue from fixed-price contracts of 86%.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the three months ended March 31, 2026 and 2025, flexibly priced contracts represented 13% and 14% of our total revenues, respectively.
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
General and Administrative Expenses
General and administrative (“G&A”) expenses include G&A expenses not included within cost of revenues such as salaries, wages and fringe benefits, facility costs and other costs related to these indirect functions. Additionally, G&A expenses include company-funded independent research and development (“IR&D”) costs as well as expenditures related to bid and proposal (“B&P”) efforts.

Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended March 31,		Change
(Dollars in millions, except per share amounts)	2026	2025	$		%
Total revenues	$846	$799	$47		5.9%
Total cost of revenues	(634)	(618)	(16)		2.6%
Gross profit	$212	$181	$31		17.1%
Gross margin	25.1%	22.7%	240	bps
General and administrative expenses	(130)	(117)	(13)		11.1%
Amortization of acquired intangible assets	(5)	(5)	—		—%
Operating earnings	$77	$59	$18		30.5%
Interest expense, net	—	(1)	1		(100.0)%
Earnings before taxes	$77	$58	$19		32.8%
Income tax provision	(15)	(8)	(7)		87.5%
Net earnings	$62	$50	$12		24.0%
Basic EPS	$0.23	$0.19	$0.04		21.1%
Diluted EPS	$0.23	$0.19	$0.04		21.1%
Backlog	$8,382	$8,372	$10		0.1%
Bookings	$885	$991	$(106)		(10.7)%

Revenue
Our revenue generation of $846 million for the three months ended March 31, 2026 represents an increase of $47 million, or 5.9%, as compared to the three months ended March 31, 2025. The revenue increase is primarily attributed to continued demand across each of our operating segments. This is highlighted by our efforts within advanced sensing, electric power and propulsion and force protection activities.
Cost of Revenues
Cost of revenues increased by $16 million, or 2.6%, to $634 million for the three months ended March 31, 2026 as compared to $618 million for the three months ended March 31, 2025. The cost of revenues increase was due to the increased revenue contribution realized during the period. This increase was offset in part by improved program performance and favorable program mix across both of our operating segments.
Gross Profit
Gross profit increased by $31 million, or 17.1%, to $212 million for the three months ended March 31, 2026 as compared to the same period in the prior year, resulting from the revenue and cost of revenues trends noted above. The gross profit increase, favorable mix and overall program performance drove an expansion of 240 basis points in our gross margin for the three months ended March 31, 2026.

General and Administrative Expenses
G&A expenses increased by $13 million, or 11.1%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increased IR&D expenditures and costs related to bid and proposal efforts for new contractual pursuits.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was consistent for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Operating Earnings
Operating earnings increased by $18 million to $77 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was driven by the gross profit impacts offset in part by the G&A expense increases noted above.
Interest Expense, Net
Net interest expense decreased by $1 million to zero for the three months ended March 31, 2026 as compared to the same period in the prior year. The reduction in net interest expense is attributed to increased interest income as a result of higher cash balances and reduced interest expense with the repayment and termination of the 2022 Term Loan A in January 2026.
Earnings Before Taxes
Earnings before taxes increased by $19 million to $77 million for the three months ended March 31, 2026, as compared to the same period in the prior year. This was primarily due to the increase in operating earnings and decreased net interest expense as noted above.
Income Tax Provision
Income tax provision increased by $7 million for the three months ended March 31, 2026, as compared to the same period in the prior year. This was primarily attributable to an increase in earnings before taxes as noted above. Additionally our effective tax rate increased as compared to the prior year due to the timing of certain stock-based discrete tax benefits which did not anniversary. Our effective tax rate was 19.5% for the three months ended March 31, 2026, compared to 13.8% for the three months ended March 31, 2025.
Net Earnings
Net earnings increased by $12 million to $62 million for the three months ended March 31, 2026, as compared to the same period in the prior year. This was driven by an increase in earnings before taxes coupled with the changes in our effective tax rate as noted above.
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

The following table summarizes the value of our backlog, incorporating both funded and unfunded components:

(Dollars in millions)	March 31, 2026	March 31, 2025
Funded	$4,686	$4,354
Unfunded	3,696	4,018
Total backlog	$8,382	$8,372
Backlog increased by $10 million to $8,382 million as of March 31, 2026, from $8,372 million as of March 31, 2025. The backlog increase was driven primarily by the receipt of new awards within our IMS segment.
Bookings
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended March 31, 2026 decreased to $885 million as compared to $991 million for the three months ended March 31, 2025. The decrease in new orders was driven within our ASC segment and offset in part by IMS bookings expansion. See “—Review of Operating Segments” below for more detail.
Factors Impacting Our Performance
U.S. Government Spending and Federal Budget Uncertainty
Changes in the volume and relative mix of U.S. and allied government spending as well as areas of spending growth, including due to the evolution of warfare, could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity with respect to our and third parties’ information networks and related systems, AI, connected communities and physical infrastructure (for example, the potential impacts of the Russia / Ukraine conflict and conflicts involving the Middle East region, including Israel). Cost-cutting and efficiency initiatives, increasing nationalization efforts, current and future budget restrictions, spending cuts and other efforts to reduce government spending and shifts in overall priorities could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Existing contracts could also be canceled due to changes in need and prioritization. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on certain discretionary budgets, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund U.S. government departments and agencies. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Quarterly Report for further details on U.S. government spending’s impact on our business.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenue	$4	$(9)
Total % of revenue	—%	1%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 12% and 7% of our revenue for the three months ended March 31, 2026 and 2025, respectively. The increase in international sales is due in part to the global demand for our tactical radars used in counter drone and short-range air defense applications.
We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the three months ended March 31, 2026.
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

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Revenues:
ASC	$559	$511	$48	9.4%
IMS	295	291	4	1.4%
Corporate & Eliminations	(8)	(3)	(5)	166.7%
Total revenues	$846	$799	$47	5.9%
Operating earnings:
ASC	$40	$25	$15	60.0%
IMS	37	34	3	8.8%
Total operating earnings	$77	$59	$18	30.5%
Operating margin:
ASC	7.2%	4.9%
IMS	12.5%	11.7%
Bookings:
ASC	$429	$669	$(240)	(35.9)%
IMS	456	322	134	41.6%
Total bookings	$885	$991	$(106)	(10.7)%
ASC
Revenue
The ASC segment reported revenue of $559 million for the three months ended March 31, 2026, an increase of 9.4%, or $48 million, from the three months ended March 31, 2025. The revenue increase is attributed to our advanced sensing and tactical radars used in force protection and counter drone applications.
Operating Earnings and Operating Margin
For the three months ended March 31, 2026, operating earnings increased by $15 million, or 60.0%, to $40 million for the three months ended March 31, 2026, from $25 million for the three months ended March 31, 2025. The increase was driven by increased revenue contribution, favorable program mix and better program execution. The net of these impacts drove operating margin to 7.2% for the three months ended March 31, 2026, compared to the 4.9% realized during the three months ended March 31, 2025.
Bookings
For the three months ended March 31, 2026, bookings decreased $240 million, or 35.9%, from the three months ended March 31, 2025 to $429 million. The decrease in new awards is largely attributed to a large multi-year award received in the prior year for next generation ground vehicle sensing. This reduction was offset in part by demand for our tactical radar sensor programs coupled with additional awards received for pilot training efforts.
IMS
Revenue
IMS segment revenue increased by $4 million, or 1.4%, to $295 million for the three months ended March 31, 2026, from $291 million for the three months ended March 31, 2025, which is attributed to increased revenue generated from our naval power programs, partially offset by a reduction in force protection generated revenues.
Operating Earnings and Operating Margin
For the three months ended March 31, 2026, operating earnings increased by $3 million, or 8.8%, to $37 million for the three months ended March 31, 2026, from $34 million for the three months ended March 31, 2025. The increase for the period is attributed to operational leverage created by continued program improvement on our Columbia Class submarine program, resulting in a net operating margin increase to 12.5%, compared to the 11.7% realized during the three months ended March 31, 2025.
Bookings
For the three months ended March 31, 2026, bookings increased by $134 million, or 41.6%, from the three months ended March 31, 2025 to $456 million. The increase for the three months ended March 31, 2026 is largely attributed to funding received for our naval power and propulsion efforts as well as increased demand for our force protection efforts.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of March 31, 2026, was $328 million compared to $647 million as of December 31, 2025.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net cash used in operating activities	$(66)	$(138)
Net cash used in investing activities	(29)	(32)
Net cash used in financing activities	(224)	(48)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(319)	$(218)

Operating Activities
Cash usage related to operating activities decreased by $72 million to $66 million for the three months ended March 31, 2026, from $138 million for the three months ended March 31, 2025. This was primarily due to lower cash used to fund working capital for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.
Investing Activities
Net cash used in investing activities decreased by $3 million for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily due to lower capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $224 million, compared to $48 million for the three months ended March 31, 2025. The change was primarily due to the repayment and termination of the 2022 Term Loan A in January 2026, partially offset by payments of employee taxes withheld from stock-based awards in the prior period.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets, the only investments the Company holds are overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable rate borrowings under our 2026 Revolving Credit Facility, which had no amounts outstanding, as of March 31, 2026. See Note 10: Debt to the Consolidated Financial Statements for additional information.
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
Inflation Risk
We have experienced inflationary pressures to our supply chain costs, including those associated with micro-electronics, commodities (e.g., metals), and others. These costs have impacted our profitability. Bids for longer-term fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that have been sufficient to cover cost increases over the period of performance. However, these costs could rise further and may not be mitigated. As a result, they could affect our financial results negatively in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note 12: Commitments and Contingencies to the Consolidated Financial Statements in Part I, Item 1.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report, there have been no material changes to the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of common stock during the three months ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
January 1, 2026 - January 31, 2026	4,923	$34.17	4,923	$40
February 1, 2026 - February 28, 2026	—	—	—	40
March 1, 2026 - March 31, 2026	86,315	$45.49	86,315	$36
Total	91,238		91,238
________________
(1)On February 20, 2025, the Company announced that its Board approved a stock repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. All repurchased shares are expected to be retired.
Stock repurchases are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
The following table includes the material terms (other than with respect to the price) of each Rule 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended March 31, 2026(1):

Name and title	Date of adoption of 10b5-1 Plan(2)	Scheduled expiration date of 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
Jason Rinsky, Executive Vice President, Chief Tax and Treasury Officer	3/4/2026	9/30/2026	Up to 11,594 shares
Michael Dippold, Executive Vice President, Chief Financial Officer	3/9/2026	12/31/2026	Up to 42,952 shares
John Baylouny, President and Chief Executive Officer	3/19/2026	12/31/2026	Up to 36,471 shares
Mark Dorfman, Executive Vice President, General Counsel & Secretary	3/6/2026	3/1/2027	Up to 27,680 shares
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
10.1
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
Date: May 5, 2026

LEONARDO DRS, INC.

By:	/s/ John Baylouny
Name: John Baylouny
Title: President and Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer