Form 10-Q
period 2026-06-30
Leonardo DRS, Inc.
filed 2026-07-30
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, there were 266,891,515 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•The proposed acquisition of Raft LLC, including the failure to complete the transaction on the anticipated timeline or at all, the failure to realize the anticipated benefits of the transaction, including expected accretion and tax benefits, integration difficulties, retention of key personnel, transaction and integration costs, and increased indebtedness incurred to fund the transaction;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$913	$829	$1,759	$1,628
Cost of revenues	(676)	(632)	(1,310)	(1,250)
Gross profit	237	197	449	378
General and administrative expenses	(129)	(121)	(259)	(238)
Amortization of acquired intangible assets	(6)	(6)	(11)	(11)
Operating earnings	102	70	179	129
Interest income (expense), net	2	(2)	2	(3)
Other, net	(4)	(1)	(4)	(1)
Earnings before taxes	100	67	177	125
Income tax provision	(14)	(13)	(29)	(21)
Net earnings	$86	$54	$148	$104

Net earnings per share from common stock:
Basic earnings per share	$0.33	$0.20	$0.56	$0.39
Diluted earnings per share	$0.32	$0.20	$0.55	$0.39
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net earnings	$86	$54	$148	$104
Other comprehensive (loss) income, net of income taxes:
Net unrealized (loss) gain on derivative instruments	(1)	5	(2)	5
Other comprehensive (loss) income, net of income taxes	(1)	5	(2)	5
Total comprehensive income	$85	$59	$146	$109
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$270	$647
Accounts receivable, net	319	334
Contract assets	1,002	931
Inventories	383	352
Prepaid expenses	29	26
Other current assets	37	36
Total current assets	2,040	2,326
Noncurrent assets:
Property, plant and equipment, net	526	512
Intangible assets, net	100	112
Goodwill	1,238	1,238
Deferred tax assets	81	88
Other noncurrent assets	212	210
Total noncurrent assets	2,157	2,160
Total assets	$4,197	$4,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10	$26
Accounts payable	182	351
Contract liabilities	598	585
Other current liabilities	275	269
Total current liabilities	1,065	1,231
Noncurrent liabilities:
Long-term debt	139	321
Pension and other postretirement benefit plan liabilities	31	35
Deferred tax liabilities	3	3
Other noncurrent liabilities	156	166
Total noncurrent liabilities	329	525
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 266,832,196 and 265,822,404 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	5,010	5,083
Accumulated deficit	(2,167)	(2,315)
Accumulated other comprehensive loss	(43)	(41)
Total stockholders' equity	2,803	2,730
Total liabilities and stockholders' equity	$4,197	$4,486
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$148	$104
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	50	46
Deferred income taxes	—	1
Stock-based compensation expense	11	14
Changes in assets and liabilities:
Accounts receivable	15	(12)
Contract assets	(72)	(144)
Inventories	(31)	(42)
Prepaid expenses	(3)	1
Other current assets	(3)	20
Other noncurrent assets	6	9
Defined benefit obligations	(4)	(5)
Accounts payable	(159)	(156)
Contract liabilities	13	37
Other current liabilities	13	(32)
Other noncurrent liabilities	(15)	(7)
Net cash used in operating activities	(31)	(166)
Investing activities
Capital expenditures	(59)	(60)
Proceeds from sales of assets	1	—
Net cash used in investing activities	(58)	(60)
Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(5)	(3)
Repayments of borrowings	(191)	(6)
Proceeds from stock issuance	5	3
Repurchases of common stock	(16)	(14)
Payments of employee taxes withheld from stock-based awards	(25)	(21)
Dividends paid	(14)	(14)
Dividends paid to related party	(34)	(34)
Other	(8)	(5)
Net cash used in financing activities	(288)	(94)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(377)	(320)
Cash and cash equivalents at beginning of year	647	598
Cash and cash equivalents at end of period	$270	$278
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions, except per share amounts)	Shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of March 31, 2025	266	$3	$5,158	$(47)	$(2,543)	$2,571
Total comprehensive income	—	—	—	5	54	59
Stock-based compensation activity	—	—	5	—	—	5
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(11)	—	—	(11)
Balance as of June 30, 2025	266	$3	$5,128	$(42)	$(2,489)	$2,600

Balance as of March 31, 2026	266	$3	$5,062	$(42)	$(2,253)	$2,770
Total comprehensive income	—	—	—	(1)	86	85
Stock-based compensation activity	1	—	(16)	—	—	(16)
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(12)	—	—	(12)
Balance as of June 30, 2026	267	$3	$5,010	$(43)	$(2,167)	$2,803

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions, except per share amounts)	Shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2024	265	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	—	5	104	109
Stock-based compensation activity	1	—	(4)	—	—	(4)
Cash dividends of $0.18 per share	—	—	(48)	—	—	(48)
Repurchases of common stock	—	—	(14)	—	—	(14)
Balance as of June 30, 2025	266	$3	$5,128	$(42)	$(2,489)	$2,600

Balance as of December 31, 2025	266	$3	$5,083	$(41)	$(2,315)	$2,730
Total comprehensive income	—	—	—	(2)	148	146
Stock-based compensation activity	1	—	(9)	—	—	(9)
Cash dividends of $0.18 per share	—	—	(48)	—	—	(48)
Repurchases of common stock	—	—	(16)	—	—	(16)
Balance as of June 30, 2026	267	$3	$5,010	$(43)	$(2,167)	$2,803
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The U.S. government is our largest customer and accounts for approximately 82% and 80% of our total revenues as an end-user for the six months ended June 30, 2026 and 2025, respectively. Our U.S. government revenues are highly concentrated with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”). Specific international and commercial market opportunities exist within these segments and comprise approximately 18% and 20% of our total revenues for the six months ended June 30, 2026 and 2025, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
C.New Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and may be applied on a prospective or retrospective basis. We are currently evaluating the impact of adopting this new pronouncement.
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Revenue and operating earnings	$21	$—	$25	$(9)
Total % of revenue	2%	—%	1%	(1%)
Net earnings	$17	$—	$20	$(7)
Impact on diluted earnings per share	$0.06	$—	$0.07	$(0.03)
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

(Dollars in millions)	June 30, 2026	December 31, 2025
Contract assets	$1,002	$931
Contract liabilities	598	585
Revenue recognized in the six months ended June 30, 2026 and 2025, that was included in the contract liability balance at the beginning of each period was $320 million and $239 million, respectively.
Value of Remaining Performance Obligations
As of June 30, 2026, the total value of our remaining performance obligations was $8,787 million. We expect to recognize approximately 22% of our June 30, 2026 remaining performance obligations as revenue over the next six months, with the remainder to be recognized thereafter. Approximately 45% of our remaining performance obligations relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 11 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographical Region
United States	$487	$465	$958	$911
International	94	74	175	136
Intersegment sales	6	3	13	6
Total	$587	$542	$1,146	$1,053
Revenue by Customer Relationship
Prime contractor	$244	$238	$505	$462
Subcontractor	337	301	628	585
Intersegment sales	6	3	13	6
Total	$587	$542	$1,146	$1,053
Revenue by Contract Type
Fixed-price	$518	$468	$1,009	$905
Flexibly priced(1)	63	71	124	142
Intersegment sales	6	3	13	6
Total	$587	$542	$1,146	$1,053
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographical Region
United States	$317	$296	$594	$590
International	15	(6)	32	(9)
Intersegment sales	1	—	2	—
Total	$333	$290	$628	$581
Revenue by Customer Relationship
Prime contractor	$54	$54	$116	$100
Subcontractor	278	236	510	481
Intersegment sales	1	—	2	—
Total	$333	$290	$628	$581
Revenue by Contract Type
Fixed-price	$262	$242	$504	$496
Flexibly priced(1)	70	48	122	85
Intersegment sales	1	—	2	—
Total	$333	$290	$628	$581
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consists of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Accounts receivable	$321	$335
Less allowance for credit losses	(2)	(1)
Accounts receivable, net	$319	$334
As of June 30, 2026 and December 31, 2025, the Company has $55 million and $53 million of noncurrent accounts receivable, respectively, that are included in other noncurrent assets in our Consolidated Balance Sheets.
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $175 million and $225 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026 and 2025, the Company incurred immaterial purchase discount fees which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning balance	$70	$130
Sales of receivables	—	35
Cash returned to purchasers	(70)	(155)
Outstanding balance sold to purchasers	—	10
Cash collected, not remitted to purchasers(1)	—	—
Remaining sold receivables	$—	$10
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consist of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Raw materials	$135	$112
Work in progress	243	225
Finished goods	5	15
Total inventories	$383	$352

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Land, buildings and improvements	$457	$389
Plant and machinery	230	212
Equipment and other	445	487
Total property, plant and equipment, at cost	1,132	1,088
Less accumulated depreciation	(606)	(576)
Total property, plant and equipment, net	$526	$512
Depreciation expense related to property, plant and equipment was $20 million and $39 million for the three and six months ended June 30, 2026, respectively, and $17 million and $35 million for the three and six months ended June 30, 2025, respectively.
Note 7. Other Liabilities
The following table summarizes significant other liabilities by balance sheet caption:

(Dollars in millions)	June 30, 2026	December 31, 2025
Salaries, wages and accrued bonuses	$65	$85
Fringe benefits	78	60
Provision for contract losses	29	35
Operating lease liabilities	30	28
Taxes payable	16	10
Warranty reserves	30	24
Other	27	27
Total other current liabilities	$275	$269
Operating lease liabilities	$88	$95
Unrecognized tax benefits	50	50
Warranty reserves	8	9
Other	10	12
Total other noncurrent liabilities	$156	$166

Note 8. Intangible Assets
Intangible assets consist of the following:

	June 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(995)	$92	$1,087	$(984)	$103
Patents and licenses	18	(10)	8	18	(9)	9
Total intangible assets	$1,105	$(1,005)	$100	$1,105	$(993)	$112

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense related to acquired intangible assets was $6 million for the three months ended June 30, 2026 and 2025, and $11 million for the six months ended June 30, 2026 and 2025.
Note 9. Income Taxes
Our effective tax rate was 14.0% and 16.4% for the three and six months ended June 30, 2026, respectively, and 19.4% and 16.8% for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026 and the six months ended June 30, 2025, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with the vesting of stock-based awards.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
2022 Term Loan A	$—	$191
Finance leases and other	149	152
Short-term borrowings related to factoring facilities (Note 4)	—	5
Total debt principal	149	348
Less unamortized debt issuance costs and discounts	—	(1)
Total debt, net	149	347
Less short-term borrowings and current portion of long-term debt	(10)	(26)
Total long-term debt	$139	$321

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
In January 2026, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank N.A. and the other lenders party thereto (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a revolving credit facility available for the working capital requirements of the Company (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility has a limit of $500 million and expires in January 2031. There was no outstanding balance on the 2026 Revolving Credit Facility as of June 30, 2026. Loans under the 2026 Revolving Credit Facility bear interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.63% depending on the leverage ratio, as defined in the 2026 Credit Agreement, or an

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
alternative variable rate based on the higher of the prime rate, as defined in the 2026 Credit Agreement, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2026 Credit Agreement. The Company also pays a commitment fee ranging between 0.15% and 0.30% depending on the Company’s leverage ratio applied to the unused balance of the 2026 Revolving Credit Facility. The 2026 Credit Agreement allows for up to $75 million of the 2026 Revolving Credit Facility to be used to issue letters of credit in support of Company contracts. As of June 30, 2026, the Company had outstanding letters of credit against the 2026 Revolving Credit Facility of $9 million.
In addition to the letters of credit issued under the 2026 Revolving Credit Facility, the Company maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $105 million at June 30, 2026 and December 31, 2025 (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $49 million and $54 million as of June 30, 2026 and December 31, 2025, respectively, which reduce the available capacity of the Financial Institution Credit Facilities by an equal amount.
Maturities
Maturities of debt as of June 30, 2026 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
Remainder of 2026	$6
2027	10
2028	9
2029	9
2030	9
Thereafter	106
Total principal payments	$149
Note 11. Earnings Per Share (“EPS”), Stock Repurchases and Dividends
EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net earnings	$86	$54	$148	$104
Basic weighted average number of shares outstanding	266.8	266.2	266.3	265.7
Impact of dilutive stock-based awards	2.1	2.8	2.4	3.1
Diluted weighted average number of shares outstanding	268.9	269.0	268.7	268.8
Basic earnings per share	$0.33	$0.20	$0.56	$0.39
Diluted earnings per share	$0.32	$0.20	$0.55	$0.39
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of June 30, 2026, the Company has repurchased approximately $50 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $0.09 per share of its common stock during the three months ended June 30, 2026. Subsequent to quarter end, the Company’s Board declared a cash dividend of $0.09 per share of common stock payable on August 27, 2026 to stockholders of record as of the close of business on August 13, 2026.
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
Note 13. Related Party Transactions
The Company has related party sales and purchases with Leonardo S.p.A., our indirect majority stockholder, and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $3 million and $6 million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively. Related party purchases are included in cost of revenues and were immaterial for the three and six months ended June 30, 2026 and 2025. The receivables with the indirect majority stockholder and its other affiliates of $6 million and $5 million, respectively, and payables of $4 million and $5 million,

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
respectively, as of June 30, 2026 and December 31, 2025, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there were related party balances in contract assets of $9 million and $16 million at June 30, 2026 and December 31, 2025, respectively.
The Company has an investment of $21 million in the preferred stock of a private company that is included in other noncurrent assets in our Consolidated Balance Sheets. The Company holds two board seats in the investee. Related party sales to this company were immaterial for the three and six months ended June 30, 2026. The Company had immaterial related party balances in accounts receivable with this company at June 30, 2026. The Company had $6 million of related party balances in contract assets with this company at June 30, 2026 and December 31, 2025.
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
Certain information related to our segments for the periods ended June 30, 2026 and 2025 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating earnings is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended June 30, 2026 and 2025 consist of the following:

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenues
ASC	$587	$542	$1,146	$1,053
IMS	333	290	628	581
Corporate & Eliminations	(7)	(3)	(15)	(6)
Total revenues	$913	$829	$1,759	$1,628

Cost of revenues
ASC	$437	$408	$857	$800
IMS	246	227	468	456
Corporate & Eliminations	(7)	(3)	(15)	(6)
Total cost of revenues	$676	$632	$1,310	$1,250

General and administrative
ASC	$66	$67	$136	$133
IMS	27	24	56	47
Corporate & Eliminations	—	—	—	—
Total general and administrative	$93	$91	$192	$180

Company-funded independent research and development
ASC	$29	$24	$53	$47
IMS	7	6	14	11
Corporate & Eliminations	—	—	—	—
Total company-funded independent research and development	$36	$30	$67	$58

Amortization of acquired intangible assets
ASC	$6	$6	$11	$11
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total amortization of acquired intangible assets	$6	$6	$11	$11

Operating earnings
ASC	$49	$37	$89	$62
IMS	53	33	90	67
Corporate & Eliminations	—	—	—	—
Total operating earnings	$102	$70	$179	$129
Interest income (expense), net	2	(2)	2	(3)
Other, net	(4)	(1)	(4)	(1)
Earnings before taxes	$100	$67	$177	$125

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total intersegment revenues by segment for the periods ended June 30, 2026 and 2025 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
ASC	$6	$3	$13	$6
IMS	1	—	2	—
Total intersegment revenues	$7	$3	$15	$6
Depreciation by segment for the periods ended June 30, 2026 and 2025 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
ASC	$14	$12	$27	$24
IMS	6	5	12	11
Total depreciation	$20	$17	$39	$35
Total assets by segment as of June 30, 2026 and December 31, 2025, consist of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
ASC	$2,588	$2,451
IMS	1,224	1,300
Corporate & Eliminations	385	735
Total assets	$4,197	$4,486

Note 15. Subsequent Events
Subsequent to quarter end, on July 28, 2026, the Company announced that it entered into a definitive agreement to acquire Raft LLC, an open-architecture mission software company focused on multi-domain data fusion and artificial intelligence for U.S. government and defense customers, for $450 million. We expect to fund the acquisition with cash on hand and borrowings under our revolving credit facility. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the fourth quarter of 2026.

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoW. The U.S. government, primarily with the DoW, is our largest customer and, for the six months ended June 30, 2026, accounted for approximately 82% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 33%, respectively, of our total revenues for such period, which is consistent with historic trends.
Our operations and reporting are structured into the following two technology-driven segments based on the capabilities and solutions offered to our customers:
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
Focus on Customer and Execution
DRS and its employees focus on our end-customers – the men and women of the armed forces in the U.S. and its allies. We seek to provide high-quality equipment and services to support their mission success. We strive for excellence in everything we do, in every job in our Company, in order to satisfy our customers’ needs embedded in our contractual commitments. We seek to ensure that we learn from every lesson experienced in our Company and insist that these lessons affect all elements of our business. This approach permeates through the Company with a focus on continuous improvement at every level.
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
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 82% and 80% of our total revenues for the six months ended June 30, 2026 and 2025, respectively. Our U.S. government sales are highly concentrated within our DoW customers, which made up the overwhelming majority of our U.S. government revenue for the periods presented and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 33%, respectively, of our total revenues for the six months ended June 30, 2026. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoW. The DoW budget is the largest defense budget in the world.
Given the reliance on the U.S. government, funding for our programs is subject to a variety of factors that can affect our business, including: the President’s budget requests and procurement priorities and policies; the annual congressional budget authorization and appropriations process; and other U.S. government domestic and international priorities. U.S. government spending levels, particularly defense spending and the timing of funding, can affect our financial performance over the short and long term.
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
For FY2027, the Administration released topline details of the President’s budget request on April 3, 2026, proposing a significantly higher level of national defense resources, including approximately $1.15 trillion in base (discretionary) funding for the national defense function and an additional $350 billion in proposed reconciliation (mandatory) funding, subject to congressional action. The FY2027 budget is proceeding through the standard congressional authorization and appropriations process, though progress has been uneven and the outcome remains uncertain. Congress is not expected to complete all FY2027 appropriations before the fiscal year begins on October 1, 2026, making one or more continuing resolutions likely and leaving some risk of a government shutdown. The timing and outcome of FY2027 enactment will continue to depend on congressional negotiations, including the resolution of topline disputes and the potential use of continuing resolutions.
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
Components of Operations
Revenue
For the six months ended June 30, 2026, 86% of our revenue was derived from fixed-price contracts. This was consistent with the six months ended June 30, 2025.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the six months ended June 30, 2026 and 2025, flexibly priced contracts represented 14% of our total revenues.
Refer to Note 2: Revenue from Contracts with Customers to the Consolidated Financial Statements for additional information.
Cost of Revenues
Cost of revenues includes materials, labor and overhead costs incurred in the manufacturing, design, and provision of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies and outside processing and inbound freight. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation and amortization, occupancy costs, and purchasing, receiving, inspection costs, and inbound freight costs.
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

Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is longer term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, operating results in a particular period may not be indicative of future operating results.

	Three Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2026	2025	$		%
Total revenues	$913	$829	$84		10.1%
Total cost of revenues	(676)	(632)	(44)		7.0%
Gross profit	$237	$197	$40		20.3%
Gross margin	26.0%	23.8%	220	bps	9.2%
General and administrative expenses	(129)	(121)	(8)		6.6%
Amortization of acquired intangible assets	(6)	(6)	—		—%
Operating earnings	$102	$70	$32		45.7%
Interest income (expense), net	2	(2)	4		200.0%
Other, net	(4)	(1)	(3)		300.0%
Earnings before taxes	$100	$67	$33		49.3%
Income tax provision	(14)	(13)	(1)		7.7%
Net earnings	$86	$54	$32		59.3%
Basic EPS	$0.33	$0.20	$0.13		65.0%
Diluted EPS	$0.32	$0.20	$0.12		60.0%
Backlog	$8,787	$8,366	$421		5.0%
Bookings	$1,085	$853	$232		27.2%

	Six Months Ended June 30,		Change
(Dollars in millions, except per share amounts)	2026	2025	$		%
Total revenues	$1,759	$1,628	$131		8.0%
Total cost of revenues	(1,310)	(1,250)	(60)		4.8%
Gross profit	$449	$378	$71		18.8%
Gross margin	25.5%	23.2%	230	bps
General and administrative expenses	(259)	(238)	(21)		8.8%
Amortization of acquired intangible assets	(11)	(11)	—		—%
Operating earnings	$179	$129	$50		38.8%
Interest income (expense), net	2	(3)	5		166.7%
Other, net	(4)	(1)	(3)		300.0%
Earnings before taxes	$177	$125	$52		41.6%
Income tax provision	(29)	(21)	(8)		38.1%
Net earnings	$148	$104	$44		42.3%
Basic EPS	$0.56	$0.39	$0.17		43.6%
Diluted EPS	$0.55	$0.39	$0.16		41.0%
Backlog	$8,787	$8,366	$421		5.0%
Bookings	$1,970	$1,844	$126		6.8%

Revenue
Our revenue generation of $913 million for the three months ended June 30, 2026 represents an increase of $84 million, or 10.1%, as compared to the three months ended June 30, 2025. The revenue increase is primarily attributed to the conversion of our funded backlog along with higher demand across each of our operating segments. This is highlighted by increased output within our electric power and propulsion and force protection program activities.

Our revenue generation of $1,759 million for the six months ended June 30, 2026 represents an increase of $131 million, or 8.0%, as compared to the six months ended June 30, 2025. The revenue increase is primarily attributed to conversion of our funded backlog along with higher demand across each of our operating segments. This is highlighted by our efforts within advanced sensing, electric power and propulsion and force protection activities. See “—Review of Operating Segments” below for more detail.
Cost of Revenues
Cost of revenues increased by $44 million, or 7.0%, to $676 million for the three months ended June 30, 2026, as compared to $632 million for the three months ended June 30, 2025. The cost of revenues increase was due to the increased revenue contribution realized during the period. This increase was offset in part by improved program performance and favorable program mix across both of our operating segments.
Cost of revenues increased by $60 million, or 4.8%, to $1,310 million for the six months ended June 30, 2026, as compared to $1,250 million for the six months ended June 30, 2025. The cost of revenues increase was due to the increased revenue contribution realized during the period. This increase was offset in part by improved program performance and favorable program mix across both of our operating segments.
Gross Profit
Gross profit increased by $40 million, or 20.3%, to $237 million for the three months ended June 30, 2026 and increased by $71 million, or 18.8%, to $449 million for the six months ended June 30, 2026, as compared to the same periods in the prior year, resulting from the revenue and cost of revenues trends noted above. The gross profit increases, favorable mix and overall program performance drove an expansion of 220 basis points and 230 basis points in our gross margin for the three and six months ended June 30, 2026, respectively.
General and Administrative Expenses
G&A expenses increased by $8 million, or 6.6%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased IR&D expenditures and costs related to bid and proposal efforts for new contractual pursuits.
G&A expenses increased by $21 million, or 8.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased IR&D expenditures and costs related to bid and proposal efforts for new contractual pursuits.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was consistent for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Operating Earnings
Operating earnings increased by $32 million to $102 million for the three months ended June 30, 2026 and increased by $50 million to $179 million for the six months ended June 30, 2026, as compared to the same periods in the prior year. The increases were driven by the higher gross profit offset in part by the G&A expense increases both noted above.
Interest Income (Expense), Net
Net interest income was $2 million for the three and six months ended June 30, 2026, compared to net interest expense of $2 million and $3 million for the three and six months ended June 30, 2025, respectively. The change is attributed to increased interest income as a result of higher cash balances and reduced interest expense with the repayment and termination of the 2022 Term Loan A in January 2026.
Other, Net
Other, net increased $3 million for the three and six months ended June 30, 2026, as compared to the same periods in the prior year primarily due to foreign exchange rate impacts.
Earnings Before Taxes
Earnings before taxes increased by $33 million to $100 million for the three months ended June 30, 2026 and increased by $52 million to $177 million for the six months ended June 30, 2026, as compared to the same periods in the prior year. This was primarily due to the increase in operating earnings and change in net interest income (expense) as noted above.
Income Tax Provision
Income tax provision increased by $1 million and $8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. This was primarily attributable to an increase in earnings before taxes and changes in our effective tax rate for the period. For the three month period ended June 30, 2026, the income tax provision increase was largely offset by a reduction in our overall effective tax rate for the period. For the six month period ended June 30, 2026 our effective tax rate was largely in line with prior year levels. Our effective tax rate was 14.0% and 16.4% for the three and six months ended June 30, 2026, respectively, compared to 19.4% and 16.8% for the three and six months ended June 30, 2025, respectively.
Net Earnings
Net earnings increased by $32 million to $86 million for the three months ended June 30, 2026 and increased by $44 million to $148 million for the six months ended June 30, 2026, as compared to the same periods in the prior year. This was driven by an increase in earnings before taxes coupled with the changes in our effective tax rate as noted above.
Backlog and Bookings
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
The following table summarizes the value of our backlog, incorporating both funded and unfunded components:

(Dollars in millions)	June 30, 2026	June 30, 2025
Funded	$5,092	$4,355
Unfunded	3,695	4,011
Total backlog	$8,787	$8,366

Backlog increased by $421 million to $8,787 million as of June 30, 2026, from $8,366 million as of June 30, 2025. The backlog increase was driven primarily by the receipt of new awards within our IMS segment which realized bookings in excess of revenue for the period.
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended June 30, 2026 increased to $1,085 million, as compared to $853 million for the three months ended June 30, 2025. Bookings for the six months ended June 30, 2026 increased to $1,970 million, as compared to $1,844 million for the six months ended June 30, 2025. The increase in new orders for the six months ended June 30, 2026 was driven within our IMS segment and offset in part by a reduction in new orders within our ASC segment. See “—Review of Operating Segments” below for more detail.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$21	$—	$25	$(9)
Total % of revenue	2%	—%	1%	(1)%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 12% and 8% of our revenue for the six months ended June 30, 2026 and 2025, respectively. The increase in international sales is due in part to the global demand for our tactical radars used in counter drone and short-range air defense applications.
We remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the six months ended June 30, 2026.
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

	Three Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%
Revenues:
ASC	$587	$542	$45	8.3%
IMS	333	290	43	14.8%
Corporate & Eliminations	(7)	(3)	(4)	133.3%
Total revenues	$913	$829	$84	10.1%
Operating earnings:
ASC	$49	$37	$12	32.4%
IMS	53	33	20	60.6%
Total operating earnings	$102	$70	$32	45.7%
Operating margin:
ASC	8.3%	6.8%
IMS	15.9%	11.4%
Bookings:
ASC	$691	$559	$132	23.6%
IMS	394	294	100	34.0%
Total bookings	$1,085	$853	$232	27.2%

	Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%
Revenues:
ASC	$1,146	$1,053	$93	8.8%
IMS	628	581	47	8.1%
Corporate & Eliminations	(15)	(6)	(9)	150.0%
Total revenues	$1,759	$1,628	$131	8.0%
Operating earnings:
ASC	$89	$62	$27	43.5%
IMS	90	67	23	34.3%
Total operating earnings	$179	$129	$50	38.8%
Operating margin:
ASC	7.8%	5.9%
IMS	14.3%	11.5%
Bookings:
ASC	$1,120	$1,228	$(108)	(8.8)%
IMS	850	616	234	38.0%
Total bookings	$1,970	$1,844	$126	6.8%
ASC
Revenue
The ASC segment reported revenue of $587 million for the three months ended June 30, 2026, an increase of 8.3%, or $45 million, from the three months ended June 30, 2025. The revenue increase is attributed to our advanced sensing and tactical radars used in space based, force protection and counter drone applications, reflecting execution of our backlog programs coupled with increased customer demand driven by the elevated global threat environment.
The ASC segment reported revenue of $1,146 million for the six months ended June 30, 2026, an increase of 8.8%, or $93 million, from the six months ended June 30, 2025. The revenue increase is attributed to our advanced sensing and tactical radars used in space based, force protection and counter drone applications, reflecting execution of our backlog programs coupled with increased customer demand driven by the elevated global threat environment.
Operating Earnings and Operating Margin
For the three months ended June 30, 2026, operating earnings increased by $12 million, or 32.4%, to $49 million for the three months ended June 30, 2026, from $37 million for the three months ended June 30, 2025. The increase was driven by increased revenue contribution, favorable program mix and better program execution. The net of these impacts drove operating margin to 8.3% for the three months ended June 30, 2026, compared to the 6.8% realized during the three months ended June 30, 2025.
For the six months ended June 30, 2026, operating earnings increased by $27 million, or 43.5%, to $89 million for the six months ended June 30, 2026, from $62 million for the six months ended June 30, 2025. The increase was driven by increased revenue contribution, favorable program mix and better program execution. The net of these impacts drove operating margin to 7.8% for the six months ended June 30, 2026, compared to the 5.9% realized during the six months ended June 30, 2025.
Bookings
For the three months ended June 30, 2026, bookings increased $132 million, or 23.6%, from the three months ended June 30, 2025 to $691 million. The increase in new awards is largely attributed to increased orders for our tactical radar and infrared sensing programs. This was offset in part by a reduction in naval computing awards realized during the period.
For the six months ended June 30, 2026, bookings decreased $108 million, or 8.8%, from the six months ended June 30, 2025 to $1,120 million. The decrease in new awards is largely attributed to a large multi-year award received in the prior year for next generation ground vehicle sensing. This reduction was offset in part by demand for our tactical radar sensor programs.
IMS
Revenue
IMS segment revenue increased by $43 million, or 14.8%, to $333 million for the three months ended June 30, 2026, from $290 million for the three months ended June 30, 2025, which is attributed to increased revenue generated from our naval power and force protection related programs during the period.
IMS segment revenue increased by $47 million, or 8.1%, to $628 million for the six months ended June 30, 2026, from $581 million for the six months ended June 30, 2025, which is attributed to increased revenue generated from our naval power programs.
Operating Earnings and Operating Margin
For the three months ended June 30, 2026, operating earnings increased by $20 million, or 60.6%, to $53 million for the three months ended June 30, 2026, from $33 million for the three months ended June 30, 2025. The increase for the period is attributed to continued program improvement within both land and naval programs coupled with the benefits of operational leverage generated from the increased volume noted above, resulting in a net operating margin increase to 15.9%, compared to the 11.4% realized during the three months ended June 30, 2025.

For the six months ended June 30, 2026, operating earnings increased by $23 million, or 34.3%, to $90 million for the six months ended June 30, 2026, from $67 million for the six months ended June 30, 2025. The increase for the period is attributed to improved performance on both land and naval programs coupled with the benefits of operational leverage generated from the increased volume noted above, resulting in a net operating margin increase to 14.3%, compared to the 11.5% realized during the six months ended June 30, 2025.
Bookings
For the three months ended June 30, 2026, bookings increased by $100 million, or 34.0%, from the three months ended June 30, 2025 to $394 million. The increase for the three months ended June 30, 2026 is largely attributed to increased demand for our force protection efforts as well as funding received for our naval power and propulsion efforts.
For the six months ended June 30, 2026, bookings increased by $234 million, or 38.0%, from the six months ended June 30, 2025 to $850 million. The increase for the six months ended June 30, 2026 is largely attributed to funding received for our naval power and propulsion efforts as well as increased demand for our force protection efforts.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of June 30, 2026, was $270 million compared to $647 million as of December 31, 2025.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Net cash used in operating activities	$(31)	$(166)
Net cash used in investing activities	(58)	(60)
Net cash used in financing activities	(288)	(94)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(377)	$(320)

Operating Activities
Cash usage related to operating activities decreased by $135 million to $31 million for the six months ended June 30, 2026, from $166 million for the six months ended June 30, 2025. This was primarily due to increased earnings and lower cash used to fund working capital for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.
Investing Activities
Net cash used in investing activities decreased by $2 million for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025, primarily due to slightly lower capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $288 million, compared to $94 million for the six months ended June 30, 2025. The change was primarily due to the repayment and termination of the 2022 Term Loan A in January 2026.
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
Interest Rate Risk
We are exposed to interest rate risk on variable rate borrowings under our 2026 Revolving Credit Facility, which had no amounts outstanding, as of June 30, 2026. See Note 10: Debt to the Consolidated Financial Statements for additional information.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of common stock during the three months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
April 1, 2026 - April 30, 2026	88,488	$44.32	88,488	$32
May 1, 2026 - May 31, 2026	87,982	42.50	87,982	28
June 1, 2026 - June 30, 2026	85,056	$46.16	85,056	$25
Total	261,526		261,526
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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
Date: July 30, 2026

LEONARDO DRS, INC.

By:	/s/ John Baylouny
Name: John Baylouny
Title: President and Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer