Form 10-Q
period 2026-09-30
Leonardo DRS, Inc.
filed 2026-10-29
CIK 1833756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-41565
Leonardo DRS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2345 Crystal Drive
Suite 1000
Arlington, Virginia 22202
(703) 416-8000
(Address of principal executive offices, including zip code, and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	DRS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, there were 266,621,085 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

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
•Various geopolitical and economic factors, laws and regulations including the Foreign Corrupt Practices Act, the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, recent U.S. tariffs imposed or threatened to be imposed on other countries and any related retaliatory actions taken by such countries and those that we are exposed to as a result of our international business;
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
•Any conflict of interest that may arise because Leonardo US Holding, LLC, our majority stockholder, or Leonardo S.p.A., our indirect majority stockholder, may have interests that are different from, or conflict with, those of our other stockholders, including as a result of any ongoing business relationships Leonardo S.p.A. may have with us, and their significant ownership in us may discourage change of control transactions (our third amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to Leonardo S.p.A.); or
•Our obligations to provide certain services to Leonardo S.p.A., which may divert human and financial resources from our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LEONARDO DRS, INC.
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$1,066	$960	$2,825	$2,588
Cost of revenues	(803)	(738)	(2,113)	(1,988)
Gross profit	263	222	712	600
General and administrative expenses	(142)	(123)	(401)	(361)
Amortization of acquired intangible assets	(5)	(5)	(16)	(16)
Other operating expenses, net	—	(1)	—	(1)
Operating earnings	116	93	295	222
Interest income (expense), net	1	(4)	3	(7)
Other, net	(1)	(2)	(5)	(3)
Earnings before taxes	116	87	293	212
Income tax provision	(1)	(15)	(30)	(36)
Net earnings	$115	$72	$263	$176

Net earnings per share from common stock:
Basic earnings per share	$0.43	$0.27	$0.99	$0.66
Diluted earnings per share	$0.43	$0.26	$0.98	$0.65
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net earnings	$115	$72	$263	$176
Other comprehensive (loss) income, net of income taxes:
Pension and other postretirement benefit plan adjustments	1	—	1	—
Net unrealized (loss) gain on derivative instruments	(2)	(1)	(4)	4
Other comprehensive (loss) income, net of income taxes	(1)	(1)	(3)	4
Total comprehensive income	$114	$71	$260	$180
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions, except per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$294	$647
Accounts receivable, net	358	334
Contract assets	1,083	931
Inventories	374	352
Prepaid expenses	45	26
Other current assets	25	36
Total current assets	2,179	2,326
Noncurrent assets:
Property, plant and equipment, net	572	512
Intangible assets, net	94	112
Goodwill	1,238	1,238
Deferred tax assets	87	88
Other noncurrent assets	204	210
Total noncurrent assets	2,195	2,160
Total assets	$4,374	$4,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10	$26
Accounts payable	257	351
Contract liabilities	594	585
Other current liabilities	296	269
Total current liabilities	1,157	1,231
Noncurrent liabilities:
Long-term debt	165	321
Pension and other postretirement benefit plan liabilities	28	35
Deferred tax liabilities	3	3
Other noncurrent liabilities	131	166
Total noncurrent liabilities	327	525
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 266,711,588 and 265,822,404 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	4,983	5,083
Accumulated deficit	(2,052)	(2,315)
Accumulated other comprehensive loss	(44)	(41)
Total stockholders' equity	2,890	2,730
Total liabilities and stockholders' equity	$4,374	$4,486
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$263	$176
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	77	69
Deferred income taxes	(4)	—
Stock-based compensation expense	17	19
Changes in assets and liabilities:
Accounts receivable	(24)	(74)
Contract assets	(153)	(182)
Inventories	(22)	(46)
Prepaid expenses	(19)	(5)
Other current assets	7	19
Other noncurrent assets	14	13
Defined benefit obligations	(7)	(6)
Accounts payable	(85)	(80)
Contract liabilities	9	41
Other current liabilities	33	9
Other noncurrent liabilities	(41)	(12)
Net cash provided by (used in) operating activities	65	(59)
Investing activities
Capital expenditures	(97)	(90)
Proceeds from sales of assets	1	—
Purchases of investments	—	(15)
Other	1	—
Net cash used in investing activities	(95)	(105)
Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(5)	(1)
Repayments of borrowings	(191)	(9)
Proceeds from stock issuance	8	9
Repurchases of common stock	(28)	(24)
Payments of employee taxes withheld from stock-based awards	(25)	(21)
Dividends paid	(21)	(21)
Dividends paid to related party	(51)	(51)
Other	(10)	(7)
Net cash used in financing activities	(323)	(125)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(353)	(289)
Cash and cash equivalents at beginning of year	647	598
Cash and cash equivalents at end of period	$294	$309
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions, except per share amounts)	Shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of June 30, 2025	266	$3	$5,128	$(42)	$(2,489)	$2,600
Total comprehensive income	—	—	—	(1)	72	71
Stock-based compensation activity	—	—	6	—	—	6
Issuances of stock under employee stock purchase plan	—	—	5	—	—	5
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(10)	—	—	(10)
Balance as of September 30, 2025	266	$3	$5,105	$(43)	$(2,417)	$2,648

Balance as of June 30, 2026	267	$3	$5,010	$(43)	$(2,167)	$2,803
Total comprehensive income	—	—	—	(1)	115	114
Stock-based compensation activity	—	—	6	—	—	6
Issuances of stock under employee stock purchase plan	—	—	3	—	—	3
Cash dividends of $0.09 per share	—	—	(24)	—	—	(24)
Repurchases of common stock	—	—	(12)	—	—	(12)
Balance as of September 30, 2026	267	$3	$4,983	$(44)	$(2,052)	$2,890

See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions, except per share amounts)	Shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2024	265	$3	$5,194	$(47)	$(2,593)	$2,557
Total comprehensive income	—	—	—	4	176	180
Stock-based compensation activity	1	—	2	—	—	2
Issuances of stock under employee stock purchase plan	—	—	5	—	—	5
Cash dividends of $0.27 per share	—	—	(72)	—	—	(72)
Repurchases of common stock	—	—	(24)	—	—	(24)
Balance as of September 30, 2025	266	$3	$5,105	$(43)	$(2,417)	$2,648

Balance as of December 31, 2025	266	$3	$5,083	$(41)	$(2,315)	$2,730
Total comprehensive income	—	—	—	(3)	263	260
Stock-based compensation activity	1	—	(3)	—	—	(3)
Issuances of stock under employee stock purchase plan	—	—	3	—	—	3
Cash dividends of $0.27 per share	—	—	(72)	—	—	(72)
Repurchases of common stock	—	—	(28)	—	—	(28)
Balance as of September 30, 2026	267	$3	$4,983	$(44)	$(2,052)	$2,890
See accompanying Notes to Consolidated Financial Statements.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
A.Organization
Leonardo DRS, Inc., together with its wholly owned subsidiaries (hereinafter, “DRS,” “the Company,” “us,” “our,” or “we”) is a supplier of defense electronics products, systems and military support services. The Company’s largest stockholder is Leonardo S.p.A., an Italian multi-national aerospace, defense and security company headquartered in Rome, Italy, through its ultimate sole ownership of Leonardo US Holding, LLC (“US Holding”). US Holding is the majority stockholder of the Company.
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
These capabilities directly align with our two reportable operating segments: Advanced Sensing and Computing (“ASC”) and Integrated Mission Systems (“IMS”). The U.S. government is our largest customer and accounts for approximately 82% and 81% of our total revenues as an end-user for the nine months ended September 30, 2026 and 2025, respectively. Our U.S. government revenues are highly concentrated with the U.S. Department of War, also known as the U.S. Department of Defense (the “DoW”). Specific international and commercial market opportunities exist within these segments and comprise approximately 18% and 19% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively. Our two reportable segments reflect the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker (“CODM”).
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
Net EAC adjustments had the following impacts for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Revenue and operating earnings	$8	$5	$33	$(4)
Total % of revenue	1%	1%	1%	—%
Net earnings	$7	$4	$27	$(3)
Impact on diluted earnings per share	$0.03	$0.01	$0.10	$(0.01)
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

(Dollars in millions)	September 30, 2026	December 31, 2025
Contract assets	$1,083	$931
Contract liabilities	594	585
Revenue recognized in the nine months ended September 30, 2026 and 2025, that was included in the contract liability balance at the beginning of each period was $411 million and $270 million, respectively.
Value of Remaining Performance Obligations
As of September 30, 2026, the total value of our remaining performance obligations was $9,381 million. We expect to recognize approximately 40% of our September 30, 2026 remaining performance obligations as revenue over the next twelve months, with the remainder to be recognized thereafter. Approximately 40% of our remaining performance obligations relates to long-term contracts on electric power and propulsion programs with the U.S. Navy, which are expected to be recognized as revenue over a span of up to 11 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographical Region
United States	$558	$500	$1,516	$1,411
International	81	77	256	213
Intersegment sales	20	3	33	9
Total	$659	$580	$1,805	$1,633
Revenue by Customer Relationship
Prime contractor	$302	$298	$807	$760
Subcontractor	337	279	965	864
Intersegment sales	20	3	33	9
Total	$659	$580	$1,805	$1,633
Revenue by Contract Type
Fixed-price	$563	$509	$1,572	$1,414
Flexibly priced(1)	76	68	200	210
Intersegment sales	20	3	33	9
Total	$659	$580	$1,805	$1,633
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographical Region
United States	$411	$366	$1,005	$956
International	16	17	48	8
Intersegment sales	1	—	3	—
Total	$428	$383	$1,056	$964
Revenue by Customer Relationship
Prime contractor	$107	$136	$223	$236
Subcontractor	320	247	830	728
Intersegment sales	1	—	3	—
Total	$428	$383	$1,056	$964
Revenue by Contract Type
Fixed-price	$343	$359	$847	$855
Flexibly priced(1)	84	24	206	109
Intersegment sales	1	—	3	—
Total	$428	$383	$1,056	$964
________________
(1)Includes revenue derived from cost-plus and time-and-materials contracts.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Accounts Receivable
Accounts receivable consists of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Accounts receivable	$366	$335
Less allowance for credit losses	(8)	(1)
Accounts receivable, net	$358	$334
As of September 30, 2026 and December 31, 2025, the Company has $57 million and $53 million of noncurrent accounts receivable, respectively, that are included in other noncurrent assets in our Consolidated Balance Sheets.
The Company maintains certain agreements with financial institutions to sell certain trade receivables. See Note 4: Sale of Receivables for more information.
Note 4. Sale of Receivables
The Company is party to factoring facilities with various financial institutions (the “purchasers”) with an aggregate capacity of $175 million and $225 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the Company incurred immaterial purchase discount fees, which are presented in general and administrative expenses on the Consolidated Statements of Earnings.
The table below summarizes the activity under the factoring facilities:

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning balance	$70	$130
Sales of receivables	—	60
Cash returned to purchasers	(70)	(165)
Outstanding balance sold to purchasers	—	25
Cash collected, not remitted to purchasers(1)	—	—
Remaining sold receivables	$—	$25
________________
(1)Represents cash collected on behalf of purchasers and not yet remitted. This balance is included within short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Note 5. Inventories
Inventories consist of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Raw materials	$122	$112
Work in progress	242	225
Finished goods	10	15
Total inventories	$374	$352

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Property, Plant and Equipment
Property, plant and equipment by major asset class consists of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Land, buildings and improvements	$457	$389
Plant and machinery	233	212
Equipment and other	506	487
Total property, plant and equipment, at cost	1,196	1,088
Less accumulated depreciation	(624)	(576)
Total property, plant and equipment, net	$572	$512
Depreciation expense related to property, plant and equipment was $22 million and $61 million for the three and nine months ended September 30, 2026, respectively, and $18 million and $53 million for the three and nine months ended September 30, 2025, respectively.
Note 7. Other Liabilities
The following table summarizes significant other liabilities by balance sheet caption:

(Dollars in millions)	September 30, 2026	December 31, 2025
Salaries, wages and accrued bonuses	$88	$85
Fringe benefits	74	60
Provision for contract losses	37	35
Operating lease liabilities	24	28
Taxes payable	17	10
Warranty reserves	32	24
Other	24	27
Total other current liabilities	$296	$269
Operating lease liabilities	$87	$95
Unrecognized tax benefits	28	50
Warranty reserves	8	9
Other	8	12
Total other noncurrent liabilities	$131	$166

Note 8. Intangible Assets
Intangible assets consist of the following:

	September 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets	$1,087	$(1,000)	$87	$1,087	$(984)	$103
Patents and licenses	18	(11)	7	18	(9)	9
Total intangible assets	$1,105	$(1,011)	$94	$1,105	$(993)	$112

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense related to acquired intangible assets was $5 million for the three months ended September 30, 2026 and 2025, and $16 million for the nine months ended September 30, 2026 and 2025.
Note 9. Income Taxes
Our effective tax rate was 0.9% and 10.2% for the three and nine months ended September 30, 2026, respectively, and 17.2% and 17.0% for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the effective tax rate was lower than the statutory rate primarily due to the recognition of discrete tax benefits associated with the reduction in unrecognized tax benefits, excess tax benefits from the vesting of stock-based awards and the purchase of tax credits at a discount to face value. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory rate primarily due to excess tax benefits from the vesting of stock-based awards. During the three and nine months ended September 30, 2026, the Company recognized an income tax benefit of approximately $22 million from the release of unrecognized tax benefits in connection with a short period return for 2022 following the expiration of the applicable statute of limitations. During the three and nine months ended September 30, 2026, the Company purchased approximately $20 million in tax credits for approximately $18 million in cash. The purchased tax credits will be utilized to partially offset the Company’s Federal and New Jersey tax liabilities for 2025.
Note 10. Debt
The Company’s debt consists of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
2022 Term Loan A	$—	$191
Finance leases and other	175	152
Short-term borrowings related to factoring facilities (Note 4)	—	5
Total debt principal	175	348
Less unamortized debt issuance costs and discounts	—	(1)
Total debt, net	175	347
Less short-term borrowings and current portion of long-term debt	(10)	(26)
Total long-term debt	$165	$321

Term Loan
In November 2022, the Company entered into a senior unsecured credit agreement with Bank of America, N.A. in the amount of $500 million (the “2022 Credit Agreement”) with a maturity of November 29, 2027. The 2022 Credit Agreement provided for a term loan (the “2022 Term Loan A”) of $225 million. The fair value of the 2022 Term Loan A was approximately $190 million at December 31, 2025. The fair value of the Company’s outstanding debt obligations is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In January 2026, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank N.A. and the other lenders party thereto (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a revolving credit facility available for the working capital requirements of the Company (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility has a limit of $500 million and expires in January 2031. There was no outstanding balance on the 2026 Revolving Credit Facility as of September 30, 2026. Loans under the 2026 Revolving Credit Facility bear interest at a variable rate generally based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.63% depending on the leverage ratio, as defined in the 2026 Credit Agreement, or an alternative variable rate based on the higher of the prime rate, as defined in the 2026 Credit Agreement, the federal funds rate, or a rate generally based on the SOFR, in each case subject to an additional basis point spread as defined in the 2026 Credit Agreement. The Company also pays a commitment fee ranging between 0.15% and 0.30% depending on the Company’s leverage ratio applied to the unused balance of the 2026 Revolving Credit Facility. The 2026 Credit Agreement allows for up to $75 million of the 2026 Revolving Credit Facility to be used to issue letters of credit in support of Company contracts. As of September 30, 2026, the Company had outstanding letters of credit against the 2026 Revolving Credit Facility of $9 million.
In addition to the letters of credit issued under the 2026 Revolving Credit Facility, the Company maintains uncommitted working capital credit facilities with certain financial institutions in the aggregate of $105 million at September 30, 2026 and December 31, 2025 (the “Financial Institution Credit Facilities”). The sole purpose of the Financial Institution Credit Facilities is to support standby letter of credit issuances on contracts with customers. The Company had letters of credit outstanding of approximately $48 million and $54 million as of September 30, 2026 and December 31, 2025, respectively, which reduce the available capacity of the Financial Institution Credit Facilities by an equal amount.
Maturities
Maturities of debt as of September 30, 2026 are as follows:

(Dollars in millions)
Year Ending December 31,	Total
Remainder of 2026	$3
2027	11
2028	10
2029	9
2030	9
Thereafter	133
Total principal payments	$175

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Earnings Per Share (“EPS”), Stock Repurchases and Dividends
EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net earnings	$115	$72	$263	$176
Basic weighted average number of shares outstanding	266.8	266.2	266.5	265.9
Impact of dilutive stock-based awards	1.5	2.2	2.1	2.8
Diluted weighted average number of shares outstanding	268.3	268.4	268.6	268.7
Basic earnings per share	$0.43	$0.27	$0.99	$0.66
Diluted earnings per share	$0.43	$0.26	$0.98	$0.65
Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted EPS includes the dilutive effect of outstanding stock-based compensation awards (which primarily consist of employee stock options, restricted stock units, and performance-based restricted stock units).
Stock Repurchases
On February 20, 2025, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program that allows the Company to purchase up to $75 million of its outstanding common stock through March 4, 2027, subject to market conditions. As of September 30, 2026, the Company has repurchased approximately $62 million under the program. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital.
Dividends
The Company declared and paid a quarterly dividend of $0.09 per share of its common stock during the three months ended September 30, 2026. Subsequent to quarter end, the Company’s Board declared a cash dividend of $0.09 per share of common stock payable on November 25, 2026 to stockholders of record as of the close of business on November 12, 2026.
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

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Note 13. Related Party Transactions
The Company has related party sales and purchases with Leonardo S.p.A., our indirect majority stockholder, and its other affiliates that occur in the regular course of business. Related party sales are included in revenues and were $5 million and $11 million for the three and nine months ended September 30, 2026, respectively, and $4 million and $11 million for the three and nine months ended September 30, 2025, respectively. Related party purchases are included in cost of revenues and were immaterial for the three and nine months ended September 30, 2026 and 2025. The receivables with the indirect majority stockholder and its other affiliates of $9 million and $5 million, respectively, and payables of $4 million and $5 million, respectively, as of September 30, 2026 and December 31, 2025, are included in accounts receivable, net and accounts payable in our Consolidated Balance Sheets. In addition, there were related party balances in contract assets of $6 million and $16 million at September 30, 2026 and December 31, 2025, respectively.
The Company has an investment of $21 million in the preferred stock of a private company that is included in other noncurrent assets in our Consolidated Balance Sheets. The Company holds two board seats in the investee. Related party sales to this company were $3 million and $6 million for the three and nine months ended September 30, 2026, respectively. The Company had immaterial related party balances in accounts receivable with this company at September 30, 2026. The Company had $10 million and $6 million of related party balances in contract assets with this company at September 30, 2026 and December 31, 2025, respectively.
Note 14. Segment Information
Operating segments represent components of an enterprise for which separate financial information is available that is regularly reviewed by the CODM in determining how to allocate resources and assess performance. The Company’s operating and reportable segments consist of ASC and IMS. All other operations, which consist primarily of DRS corporate headquarters and certain non-operating subsidiaries of the Company, are grouped in Corporate & Eliminations.
The CODM primarily uses operating earnings to manage the Company and allocate resources. Operating earnings is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments.
Certain information related to our segments for the periods ended September 30, 2026 and 2025 is presented in the following tables. Consistent accounting policies have been applied by all segments within the Company, within all reporting periods. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment does not recognize a profit. Such intercompany operating earnings is eliminated in consolidation, so that the Company’s total revenues and operating earnings reflect only those transactions with external customers.

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Revenues, expenses, and operating earnings by segment and the reconciliation to earnings before taxes for the periods ended September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenues
ASC	$659	$580	$1,805	$1,633
IMS	428	383	1,056	964
Corporate & Eliminations	(21)	(3)	(36)	(9)
Total revenues	$1,066	$960	$2,825	$2,588

Cost of revenues
ASC	$500	$437	$1,357	$1,237
IMS	324	304	792	760
Corporate & Eliminations	(21)	(3)	(36)	(9)
Total cost of revenues	$803	$738	$2,113	$1,988

General and administrative
ASC	$70	$63	$206	$196
IMS	30	24	86	71
Corporate & Eliminations	5	—	5	—
Total general and administrative	$105	$87	$297	$267

Company-funded independent research and development
ASC	$27	$29	$80	$76
IMS	10	7	24	18
Corporate & Eliminations	—	—	—	—
Total company-funded independent research and development	$37	$36	$104	$94

Amortization of acquired intangible assets
ASC	$5	$5	$16	$16
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total amortization of acquired intangible assets	$5	$5	$16	$16

Other segment items
ASC	$—	$1	$—	$1
IMS	—	—	—	—
Corporate & Eliminations	—	—	—	—
Total other segment items(1)	$—	$1	$—	$1

LEONARDO DRS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating earnings
ASC	$57	$45	$146	$107
IMS	64	48	154	115
Corporate & Eliminations	(5)	—	(5)	—
Total operating earnings	$116	$93	$295	$222
Interest income (expense), net	1	(4)	3	(7)
Other, net	(1)	(2)	(5)	(3)
Earnings before taxes	$116	$87	$293	$212
________________
(1)Includes ASC restructuring costs for the periods presented.
Total intersegment revenues by segment for the periods ended September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
ASC	$20	$3	$33	$9
IMS	1	—	3	—
Total intersegment revenues	$21	$3	$36	$9
Depreciation by segment for the periods ended September 30, 2026 and 2025 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
ASC	$15	$12	$42	$36
IMS	7	6	19	17
Total depreciation	$22	$18	$61	$53
Total assets by segment as of September 30, 2026 and December 31, 2025, consist of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
ASC	$2,643	$2,451
IMS	1,295	1,300
Corporate & Eliminations	436	735
Total assets	$4,374	$4,486

Note 15. Business Acquisitions
On July 28, 2026, the Company announced that it entered into a definitive agreement to acquire Raft LLC, an open-architecture mission software company focused on multi-domain data fusion and artificial intelligence for U.S. government and defense customers, for $450 million. We expect to fund the acquisition with cash on hand and borrowings under our 2026 Revolving Credit Facility. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the fourth quarter of 2026.

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
Our overall strategy is to be a balanced and diversified company, less vulnerable to any one budgetary platform or service decision with a specific focus on establishing strong technical and market positions in areas of priority for the DoW. The U.S. government, primarily the DoW, is our largest customer and, for the nine months ended September 30, 2026, accounted for approximately 82% of our business as an end-user, with revenues principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 34%, respectively, of our total revenues for such period, which is consistent with historic trends.
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
Within ASC, we are increasingly combining sensing, computing, and software to support applications such as counter-unmanned aircraft systems (“C-UAS”), EW, and networked sensing, where performance depends on the ability to detect, process, and act on data in real time. These integrated capabilities are designed to support evolving operational concepts that emphasize distributed operations, resilient communications, and decision advantage at the tactical edge.
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
Global Events and Business Impacts
Global Conflicts
The U.S. and its allies continue to face a global security environment characterized by heightened geopolitical tensions, armed conflicts and instability, including threats from state and non-state actors, strategic competition among major powers, terrorism and regional security challenges. Demand for defense products, services and solutions is influenced by these complex and evolving conditions, as well as government policies, budgetary priorities and broader political and socioeconomic circumstances. Changes in these conditions can affect our operations and financial performance and influence the timing, scope and funding of customer requirements.
Russia’s ongoing war in Ukraine continues to affect European security and defense priorities. In the Middle East, the conflict involving Iran, the U.S. and Israel, continuing hostilities involving regional armed groups, and the risk of renewed or broader escalation remain sources of significant uncertainty. Threats to maritime security in the Persian Gulf, including the Strait of Hormuz, and other regional waterways can disrupt commercial shipping, energy supplies and global trade. In the Indo-Pacific, tensions involving China and Taiwan and competing territorial claims in the South China Sea continue to underscore the importance of regional deterrence and maritime security. These conflicts and tensions, together with other regional instability, present evolving security requirements for the U.S. and its allies.
We believe these conditions continue to underscore the need for strong deterrence, resilient defense industrial capacity and advanced capabilities, including integrated air and missile defense, C-UAS, intelligence, surveillance and reconnaissance, EW, cyber resilience, secure communications and naval capabilities. These priorities may create additional demand for our products and services; however, the timing and extent of any resulting orders depend on customer procurement decisions, appropriations, program priorities and applicable regulatory approvals.

At the same time, these conditions may increase operational and financial risks, including supply-chain and transportation disruptions, higher energy and material costs, cybersecurity threats, and changes in sanctions, export controls or other regulatory requirements. The duration, scope and ultimate effects of these developments remain uncertain. We continue to evaluate the opportunities and risks associated with the global security environment and their potential effects on our business.
Business Environment
Revenues derived directly, as a prime contractor, or indirectly, as a subcontractor, from contracts with the U.S. government represented 82% and 81% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively. Our U.S. government sales are highly concentrated within our DoW customers, which made up the overwhelming majority of our U.S. government revenue for the periods presented and are principally derived directly or indirectly from contracts with the U.S. Navy and U.S. Army, which represented 37% and 34%, respectively, of our total revenues for the nine months ended September 30, 2026. Therefore, our revenue is highly correlated to changes in U.S. government spending levels, especially within the DoW. The DoW budget is the largest defense budget in the world.
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
For FY2027, which began on October 1, 2026, the President’s budget request released in April 2026 proposed approximately $1.15 trillion in discretionary funding for the national defense function and an additional $350 billion in mandatory funding through reconciliation, for approximately $1.5 trillion in proposed total national defense resources. Full-year FY2027 defense appropriations, the FY2027 NDAA and the proposed additional reconciliation funding has not been enacted to date. The proposed increases remain subject to congressional approval and do not represent enacted funding or committed orders for our products and services.
The Continuing Appropriations and Extensions Act, 2027, signed on September 2, 2026, provides temporary funding for federal agencies, including the DoW, through December 11, 2026, unless superseded by applicable appropriations legislation. Funding under the Continuing Appropriations and Extensions Act, 2027, generally continues at FY2026 rates, subject to statutory exceptions, and restrictions on new program starts, increased production rates and certain multi-year procurements may affect the timing of customer awards and program execution. The timing, amount and composition of final FY2027 funding remains uncertain. Additional continuing resolutions or a lapse in appropriations could delay awards or funding actions and affect the timing of our revenues and cash flows. We continue to monitor these developments and their potential effects on our business.

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
Components of Operations
Revenue
For the nine months ended September 30, 2026 and September 30, 2025, 86% and 88%, respectively, of our revenue was derived from fixed-price contracts.
Under flexibly priced contracts, we are reimbursed for allowable or otherwise defined total costs (defined as cost of revenues plus allowable general and administrative expenses) incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, cost-effectiveness or other factors. For the nine months ended September 30, 2026 and 2025, flexibly priced contracts represented 14% and 12%, respectively, of our total revenues.

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
Results of Operations
The following discussion of operating results is intended to help the reader understand the results of operations and financial condition of the Company for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. Given the nature of our business, we believe revenue and operating earnings are most relevant to an understanding of our performance at an enterprise and segment level. Our operating cycle is long-term in nature and involves various types of production contracts and varying delivery schedules. Accordingly, our operating results in a particular period may not be indicative of future operating results.

	Three Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2026	2025	$		%
Total revenues	$1,066	$960	$106		11.0%
Total cost of revenues	(803)	(738)	(65)		8.8%
Gross profit	$263	$222	$41		18.5%
Gross margin	24.7%	23.1%	160	bps
General and administrative expenses	(142)	(123)	(19)		15.4%
Amortization of acquired intangible assets	(5)	(5)	—		—%
Other operating expenses, net	—	(1)	1		(100.0)%
Operating earnings	$116	$93	$23		24.7%
Interest income (expense), net	1	(4)	5		125.0%
Other, net	(1)	(2)	1		(50.0)%
Earnings before taxes	$116	$87	$29		33.3%
Income tax provision	(1)	(15)	14		(93.3)%
Net earnings	$115	$72	$43		59.7%
Basic EPS	$0.43	$0.27	$0.16		59.3%
Diluted EPS	$0.43	$0.26	$0.17		65.4%
Backlog	$9,381	$8,669	$712		8.2%
Bookings	$1,639	$1,307	$332		25.4%

	Nine Months Ended September 30,		Change
(Dollars in millions, except per share amounts)	2026	2025	$		%
Total revenues	$2,825	$2,588	$237		9.2%
Total cost of revenues	(2,113)	(1,988)	(125)		6.3%
Gross profit	$712	$600	$112		18.7%
Gross margin	25.2%	23.2%	200	bps
General and administrative expenses	(401)	(361)	(40)		11.1%
Amortization of acquired intangible assets	(16)	(16)	—		—%
Other operating expenses, net	—	(1)	1		(100.0)%
Operating earnings	$295	$222	$73		32.9%
Interest income (expense), net	3	(7)	10		142.9%
Other, net	(5)	(3)	(2)		66.7%
Earnings before taxes	$293	$212	$81		38.2%
Income tax provision	(30)	(36)	6		(16.7)%
Net earnings	$263	$176	$87		49.4%
Basic EPS	$0.99	$0.66	$0.33		50.0%
Diluted EPS	$0.98	$0.65	$0.33		50.8%
Backlog	$9,381	$8,669	$712		8.2%
Bookings	$3,609	$3,151	$458		14.5%

Revenue
Our revenue of $1,066 million for the three months ended September 30, 2026 represents an increase of $106 million, or 11.0%, as compared to the three months ended September 30, 2025. The revenue increase is primarily attributed to the conversion of our funded backlog along with higher demand across each of our operating segments. This is highlighted by increased output within our tactical radars, electric power and propulsion and space payload program activities.
Our revenue of $2,825 million for the nine months ended September 30, 2026 represents an increase of $237 million, or 9.2%, as compared to the nine months ended September 30, 2025. The revenue increase is primarily attributed to conversion of our funded backlog along with higher demand across each of our operating segments. This is highlighted by our efforts within advanced sensing, power and propulsion and force protection activities.
See “—Review of Operating Segments” below for more detail.
Cost of Revenues
Cost of revenues increased by $65 million, or 8.8%, to $803 million for the three months ended September 30, 2026, as compared to $738 million for the three months ended September 30, 2025. The cost of revenues increase was due to the increased revenue contribution realized during the period. This increase was offset in part by improved program performance and favorable program mix across both of our operating segments.
Cost of revenues increased by $125 million, or 6.3%, to $2,113 million for the nine months ended September 30, 2026, as compared to $1,988 million for the nine months ended September 30, 2025. The cost of revenues increase was due to the increased revenue contribution realized during the period. This increase was offset in part by improved program performance and favorable program mix across both of our operating segments.
Gross Profit
Gross profit increased by $41 million, or 18.5%, to $263 million for the three months ended September 30, 2026 and increased by $112 million, or 18.7%, to $712 million for the nine months ended September 30, 2026, as compared to the same periods in the prior year, resulting from the revenue and cost of revenues trends noted above. The gross profit increases, favorable mix and overall program performance drove an expansion of 160 basis points and 200 basis points in our gross margin for the three and nine months ended September 30, 2026, respectively.
General and Administrative Expenses
G&A expenses increased by $19 million, or 15.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increased IR&D expenditures, costs related to B&P efforts for new contractual pursuits and expenses incurred to support the proposed acquisition of Raft LLC (see Note 15: Business Acquisitions to the Consolidated Financial Statements for additional information).
G&A expenses increased by $40 million, or 11.1%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased IR&D expenditures, costs related to B&P efforts for new contractual pursuits and expenses incurred to support the proposed acquisition of Raft LLC.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was consistent for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.

Other Operating Expenses, Net
There were no other operating expenses, net for the three and nine months ended September 30, 2026 compared to $1 million for the three and nine months ended September 30, 2025. The expenses in the prior year periods are attributed to restructuring efforts that were implemented in our ASC segment.
Operating Earnings
Operating earnings increased by $23 million to $116 million for the three months ended September 30, 2026 and increased by $73 million to $295 million for the nine months ended September 30, 2026, as compared to the same periods in the prior year. The increases were driven by the higher gross profit offset in part by the G&A expense increases both noted above.
Interest Income (Expense), Net
Net interest income was $1 million and $3 million for the three and nine months ended September 30, 2026, respectively, compared to net interest expense of $4 million and $7 million for the three and nine months ended September 30, 2025, respectively. The change is attributed to increased interest income and reduced interest expense with the repayment and termination of the 2022 Term Loan A in January 2026.
Other, Net
Other, net decreased $1 million and increased $2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year primarily due to foreign exchange rate impacts.
Earnings Before Taxes
Earnings before taxes increased by $29 million to $116 million for the three months ended September 30, 2026 and increased by $81 million to $293 million for the nine months ended September 30, 2026, as compared to the same periods in the prior year. This was primarily due to the increase in operating earnings and change in net interest income (expense) as noted above.
Income Tax Provision
Income tax provision decreased by $14 million and $6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. This was primarily attributable to discrete tax benefits in connection with the reversal of unrecognized tax benefits, the purchase of tax credits at a discount to face value and excess tax benefits associated with the vesting of stock-based awards, partially offset by an increase in earnings before taxes. For the three months ended September 30, 2026, the income tax provision decrease was largely attributable to the reduction of unrecognized tax benefits. For the nine months ended September 30, 2026, our effective tax rate was lower due to the discrete items noted above. Our effective tax rate was 0.9% and 10.2% for the three and nine months ended September 30, 2026, respectively, compared to 17.2% and 17.0% for the three and nine months ended September 30, 2025, respectively.
Net Earnings
Net earnings increased by $43 million to $115 million for the three months ended September 30, 2026 and increased by $87 million to $263 million for the nine months ended September 30, 2026, as compared to the same periods in the prior year. This was driven by an increase in earnings before taxes coupled with the changes in our effective tax rate as noted above.

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
The following table summarizes the value of our backlog, incorporating both funded and unfunded components:

(Dollars in millions)	September 30, 2026	September 30, 2025
Funded	$5,640	$4,678
Unfunded	3,741	3,991
Total backlog	$9,381	$8,669
Backlog increased by $712 million to $9,381 million as of September 30, 2026, from $8,669 million as of September 30, 2025. The backlog increase was driven primarily by the receipt of new awards within our IMS segment which realized bookings in excess of revenue for the period.
We define bookings as the total value of contract awards received from the U.S. government for which it has appropriated funds and legally obligated such funds to the Company through a contract or purchase order, plus the funded value of contract awards and orders received from customers other than the U.S. government.
Bookings for the three months ended September 30, 2026 increased to $1,639 million, as compared to $1,307 million for the three months ended September 30, 2025. Bookings for the nine months ended September 30, 2026 increased to $3,609 million, as compared to $3,151 million for the nine months ended September 30, 2025. The increase in new orders for the nine months ended September 30, 2026 was driven by bookings within our IMS segment. See “—Review of Operating Segments” below for more detail.
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
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on certain discretionary budgets, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund U.S. government departments and agencies. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Significant delays, including from government shutdowns, or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Considerations—Business Environment” in this Quarterly Report for further details on U.S. government spending and current and potential impacts on our business.
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
After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. The following represents the net impact that changes in our estimates, particularly those regarding our fixed-price programs, have had on our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$8	$5	$33	$(4)
Total % of revenue	1%	1%	1%	—%
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
International Sales
International revenue, including foreign military sales, foreign military financing, and direct commercial sales, accounted for approximately 11% and 9% of our revenue for the nine months ended September 30, 2026 and 2025, respectively. The increase in international sales is due in part to the global demand for our tactical radars used in counter drone and short-range air defense applications.

Our sales remain subject to the spending levels, pace and priorities of the U.S. government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers.
Additionally, some international sales may expose us to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The impact of those fluctuations is reflected throughout our Consolidated Financial Statements, but in the aggregate, did not have a material impact on our results of operations for the nine months ended September 30, 2026.
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

	Three Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%
Revenues:
ASC	$659	$580	$79	13.6%
IMS	428	383	45	11.7%
Corporate & Eliminations	(21)	(3)	(18)	600.0%
Total revenues	$1,066	$960	$106	11.0%
Operating earnings:
ASC	$57	$45	$12	26.7%
IMS	64	48	16	33.3%
Corporate & Eliminations	(5)	—	(5)	100.0%
Total operating earnings	$116	$93	$23	24.7%
Operating margin:
ASC	8.6%	7.8%
IMS	15.0%	12.5%
Bookings:
ASC	$1,017	$757	$260	34.3%
IMS	622	550	72	13.1%
Total bookings	$1,639	$1,307	$332	25.4%

	Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%
Revenues:
ASC	$1,805	$1,633	$172	10.5%
IMS	1,056	964	92	9.5%
Corporate & Eliminations	(36)	(9)	(27)	300.0%
Total revenues	$2,825	$2,588	$237	9.2%
Operating earnings:
ASC	$146	$107	$39	36.4%
IMS	154	115	39	33.9%
Corporate & Eliminations	(5)	—	(5)	100.0%
Total operating earnings	$295	$222	$73	32.9%
Operating margin:
ASC	8.1%	6.6%
IMS	14.6%	11.9%
Bookings:
ASC	$2,137	$1,985	$152	7.7%
IMS	1,472	1,166	306	26.2%
Total bookings	$3,609	$3,151	$458	14.5%
ASC
Revenue
The ASC segment reported revenue of $659 million for the three months ended September 30, 2026, an increase of 13.6%, or $79 million, from the three months ended September 30, 2025. The revenue increase is attributed to increased demand for our tactical radars, advanced sensing used in space-based applications and the overall execution of our backlog programs coupled with increased customer demand driven by the elevated global threat environment.
The ASC segment reported revenue of $1,805 million for the nine months ended September 30, 2026, an increase of 10.5%, or $172 million, from the nine months ended September 30, 2025. The revenue increase is attributed to our tactical radars, advanced sensing used in space-based applications and the overall execution of our backlog programs coupled with increased customer demand driven by the elevated global threat environment.
Operating Earnings and Operating Margin
Operating earnings increased by $12 million, or 26.7%, to $57 million for the three months ended September 30, 2026, from $45 million for the three months ended September 30, 2025. The increase was driven by increased revenue contribution, favorable program mix and better program execution. The net of these impacts drove operating margin to 8.6% for the three months ended September 30, 2026, compared to the 7.8% realized during the three months ended September 30, 2025.
Operating earnings increased by $39 million, or 36.4%, to $146 million for the nine months ended September 30, 2026, from $107 million for the nine months ended September 30, 2025. The increase was driven by increased revenue contribution, favorable program mix and better program execution. The net of these impacts drove operating margin to 8.1% for the nine months ended September 30, 2026, compared to the 6.6% realized during the nine months ended September 30, 2025.
Bookings
For the three months ended September 30, 2026, bookings increased $260 million, or 34.3%, from the three months ended September 30, 2025 to $1,017 million. The increase in new awards is largely attributed to increased orders for our tactical radars and aircraft protection systems. This was offset in part by a reduction in infrared sensing awards realized during the period.
For the nine months ended September 30, 2026, bookings increased $152 million, or 7.7%, from the nine months ended September 30, 2025 to $2,137 million. The increase is driven by demand for our tactical radar programs offset in part by a large multi-year award received in the prior year for next generation ground vehicle sensing.
IMS
Revenue
IMS segment revenue increased by $45 million, or 11.7%, to $428 million for the three months ended September 30, 2026, from $383 million for the three months ended September 30, 2025, which is attributed to increased revenue generated from our naval power related programs during the period.
IMS segment revenue increased by $92 million, or 9.5%, to $1,056 million for the nine months ended September 30, 2026, from $964 million for the nine months ended September 30, 2025, which is attributed to increased revenue generated from our naval power programs.
Operating Earnings and Operating Margin
Operating earnings increased by $16 million, or 33.3%, to $64 million for the three months ended September 30, 2026, from $48 million for the three months ended September 30, 2025. The increase for the period is attributed to continued program improvement within both land and naval programs coupled with the benefits of operational leverage generated from the increased volume noted above, resulting in a net operating margin increase to 15.0%, compared to the 12.5% realized during the three months ended September 30, 2025.

Operating earnings increased by $39 million, or 33.9%, to $154 million for the nine months ended September 30, 2026, from $115 million for the nine months ended September 30, 2025. The increase for the period is attributed to improved performance on both land and naval programs coupled with the benefits of operational leverage generated from the increased volume noted above, resulting in a net operating margin increase to 14.6%, compared to the 11.9% realized during the nine months ended September 30, 2025.
Bookings
For the three months ended September 30, 2026, bookings increased by $72 million, or 13.1%, from the three months ended September 30, 2025 to $622 million. The increase for the three months ended September 30, 2026 is largely attributed to funding received for our naval power and propulsion efforts.
For the nine months ended September 30, 2026, bookings increased by $306 million, or 26.2%, from the nine months ended September 30, 2025 to $1,472 million. The increase for the nine months ended September 30, 2026 is largely attributed to funding received for our naval power and propulsion efforts.
Liquidity and Capital Resources
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize stockholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities. We believe that the combination of our existing cash, access to credit facilities as described in Note 10: Debt to the Consolidated Financial Statements, and future cash that we expect to generate from our operations will be sufficient to meet our short and long-term liquidity needs. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. We may also pursue acquisitions or other strategic priorities that will require additional liquidity beyond the liquidity we generate through our operations. Our cash balance as of September 30, 2026, was $294 million compared to $647 million as of December 31, 2025.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Net cash provided by (used in) operating activities	$65	$(59)
Net cash used in investing activities	(95)	(105)
Net cash used in financing activities	(323)	(125)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(353)	$(289)

Operating Activities
Cash provided by operating activities was $65 million for the nine months ended September 30, 2026 compared to cash used in operating activities of $59 million for the nine months ended September 30,

2025. This was primarily due to increased earnings and lower cash used to fund working capital for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.
Investing Activities
Net cash used in investing activities decreased by $10 million for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, primarily due to a $15 million investment during the prior year period, partially offset by higher capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $323 million, compared to $125 million for the nine months ended September 30, 2025. The change was primarily due to the repayment and termination of the 2022 Term Loan A in January 2026.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equity Risk
We currently have limited risk related to fluctuations in marketable securities. Outside of pension assets, the Company’s investments consist primarily of overnight money market accounts. Fluctuations are unlikely and would have limited impact on the financial statements of the Company.
Interest Rate Risk
We are exposed to interest rate risk on variable rate borrowings under our 2026 Revolving Credit Facility. We had no amounts outstanding under the 2026 Revolving Credit Facility as of September 30, 2026. See Note 10: Debt to the Consolidated Financial Statements for additional information.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of DRS common stock during the three months ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
(Dollars in millions, except per share amounts)
July 1, 2026 - July 31, 2026	91,148	$45.13	91,148	$20
August 1, 2026 - August 31, 2026	91,462	42.93	91,462	16
September 1, 2026 - September 30, 2026	106,023	$36.97	106,023	$13
Total	288,633		288,633
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
The following table includes the material terms (other than with respect to the price) of each Rule 10b5-1 Plan adopted, modified or terminated by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2026(1):

Name and title	Date of adoption of Rule 10b5-1 Plan(2)	Date of termination of Rule 10b5-1 Plan	Scheduled expiration date of Rule 10b5-1 Plan(3)	Aggregate number of shares of common stock to be purchased or sold(4)(5)
Jason Rinsky, Executive Vice President, Chief Tax and Treasury Officer	8/26/2026	N/A	3/31/2027	Up to 6,500 shares
Mark Dorfman, Executive Vice President, General Counsel & Secretary	3/6/2026	9/4/2026	N/A	Up to 27,680 shares
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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2026

LEONARDO DRS, INC.

By:	/s/ John Baylouny
Name: John Baylouny
Title: President and Chief Executive Officer

/s/ Michael D. Dippold
Name: Michael D. Dippold
Title: Executive Vice President and Chief Financial Officer